Form 10-K
period 1993-12-31
SPELLING ENTERTAINMENT GROUP INC
filed 1994-03-31
CIK 312667

================================================================================



                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED DECEMBER 31, 1993 OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ____________________

                          COMMISSION FILE NO. 1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                                59-0862100
        -------------------------                                 ---------------------
      (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
       incorporation or organization)

          5700 WILSHIRE BOULEVARD
          LOS ANGELES, CALIFORNIA                                         90036
         -------------------------                                        -----
 (Address of principal executive offices)                               (Zip Code)



         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 965-5700

           (Formerly One Blockbuster Plaza, Fort Lauderdale, Florida
                           Telephone: (305) 832-3000)


         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   Name of each exchange
    Title of each class                                             on which registered
    -------------------                                             -------------------
COMMON STOCK, $.10 PAR VALUE                                        NEW YORK AND PACIFIC
                                                                      STOCK EXCHANGES

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        On March 25, 1993, the registrant had 64,605,268 outstanding shares of Common Stock, $.10 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $213,150,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Part III--Portions of Registrant's Proxy Statement relative to the 1994 Annual Meeting of Shareholders on May 18, 1994.

        Part IV --Portions of previously filed reports and registration statements.

================================================================================

                       SPELLING ENTERTAINMENT GROUP INC.


                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K

                                                                          PAGE
                                                                          ----
                                    PART I

Item  1.    Business                                                        2
Item  2.    Properties                                                     15
Item  3.    Legal Proceedings                                              15
Item  4.    Submission of Matters to a Vote of Security Holders            15

                                    PART II

Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                          16
Item  6.    Selected Financial Data                                        17
Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          18
Item  8.    Financial Statements and Supplementary Data                    28
Item  9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                       56

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant             57
Item 11.    Executive Compensation                                         57
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                               57
Item 13.    Certain Relationships and Related Transactions                 57

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                  58

                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

Spelling Entertainment Group Inc. (the "Company") is a fully-integrated producer and distributor of filmed entertainment and has an extensive library of television series, mini-series, movies-for-television, pilots and feature films (collectively referred to hereinafter as "film product"), which are licensed for viewing both in the United States and international markets. The Company also licenses music and merchandising rights associated with its film product. The Company's current entertainment operations are conducted through subsidiaries of Spelling Entertainment
Inc. ("SEI"). The Company acquired 82% of SEI in the first half of 1991 and the remainder in July 1992 (see Note 2 to the Company's Consolidated Financial Statements; references to Notes hereinafter refer to the notes to such financial statements). The Company's production operations are conducted by Spelling Television and Laurel Entertainment ("Laurel"); distribution activities are conducted primarily through Worldvision Enterprises, Inc. ("Worldvision") and Spelling Films International ("SFI"); licensing and merchandising activities are conducted by Hamilton Projects. Unless the context indicates otherwise, "Spelling" or the "Company" refers to Spelling Entertainment Group Inc. and its subsidiaries.

The Company's former petroleum operations have been sold and are classified as discontinued operations in the accompanying financial statements (see "Discontinued Operations" and Note 11). Approximately 48% of the Company's Common Stock was owned by American Financial Corporation and its subsidiaries ("AFC") until March 31, 1993, when AFC sold the Common Stock it owned to Blockbuster Entertainment Corporation and its subsidiaries ("BEC"). BEC acquired additional Common Stock during 1993, both from third parties and from the Company (see Note 7). As of March 25, 1994 BEC owned approximately 70.5% of the Company's outstanding stock.

In September 1993, the Company and Republic Pictures Corporation ("Republic") entered into an agreement in principle pursuant to which the Company agreed to acquire by merger all of the outstanding shares of common stock of Republic for $13 per share in cash (the "Republic Merger"), including the approximate 35% interest in Republic held by BEC. Additionally, options and warrants to acquire Republic common stock will be converted into the right to receive, upon payment of the exercise price, 1.6508 shares of the Company's Common Stock for each share of Republic common stock into which such option or warrant was exercisable. Republic common stock will be converted into options to acquire the Company's Common Stock. In December 1993, the Company and Republic entered into a definitive agreement covering the Republic Merger, which is expected to be consummated in the second quarter of 1994.

In January 1994, BEC entered into a merger agreement pursuant to which BEC has agreed to merge with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. Upon the closing of the merger, which closing is subject to customary conditions, including approval of the merger by BEC's shareholders, Viacom would own a majority of the Company's Common Stock.

Spelling Entertainment Group Inc. (formerly the Charter Company) was incorporated in Florida in 1959 and has its principal executive offices at 5700 Wilshire Boulevard, Los Angeles, California 90036, telephone (213) 965-5700.

PRODUCTION

Originally established in 1965 as Aaron Spelling Productions, Spelling Television has a history of successful network television production, including nearly 3,000 hours of television series, movies-for-television, mini-series and pilots, as well as feature films. In association with a variety of partnerships, Aaron Spelling has been one of the industry's most creative and profitable producers of network programming, producing such successful series as "Beverly Hills, 90210," "Melrose Place," "Love Boat," "Dynasty," "Hotel," "Vegas," "Matt Houston," "Fantasy Island," "Charlie's Angels," "Starsky and Hutch," "Family" and "Hart to Hart."

Laurel, which was acquired by SEI in 1989, had been engaged primarily in the development and production of first-run syndicated series (see below) and feature films. In recent years however, it has diversified its activities to include the development and production of network mini-series and movies-for-television. Laurel has pursued a strategy of lower cost productions outside of the traditional Hollywood system and showcasing new or emerging talent. Laurel has produced or is producing several projects based on books or materials by author Stephen King.

Worldvision finances third party production through the payment of guaranteed advances in exchange for certain distribution rights. See "Distribution - Acquiring Distribution Rights." SFI also finances third party production through the payment of guaranteed advances payable to producers in exchange for international distribution rights. See "Distribution."

DEVELOPMENT

The Company (primarily through Spelling Television and Laurel) is continually developing concepts and acquiring properties on which it can base pilots (and ultimately series), movies-for-television, mini-series and feature films. The Company may conduct such development internally, or in conjunction with a television network or motion picture studio/distributor. The development costs include property acquisition costs and the costs associated with writing a screenplay or teleplay. The Company has projects in development with a number of successful writers, producers, and/or individuals including Eric Roth, Joel Schumacher, Charles Rosen and Kareem Abdul-Jabbar.

NETWORK PROGRAMMING

Scripts for television programming are submitted to the network for review. If the network accepts the script, it will typically order production of a pilot or a prototype episode, for which it will pay the Company a negotiated fixed license fee. The Company's cost of producing such a pilot or prototype usually exceeds the network license fee. As of March 25, 1994, the Company had received orders for two new series projects. One is an eight episode order of a one-hour series for the Fox Broadcasting Company ("Fox") network tentatively titled "Models, Inc." Another is a six episode order of a one-hour series, for the Fox network, tentatively entitled "Shock Rock". The Company has other projects under consideration at the networks including an half-hour comedy tentatively titled "Madmen of the People."

If the network decides to order a series, the license agreement generally provides for a minimum number of episodes to be delivered, with the network having certain rights to order additional episodes. The license agreement normally grants the network the right to exhibit the series in the United States during the license period and all other distribution rights are retained by the Company, subject to certain network-related holdback periods. The episodic license fee is normally less than the Company's costs of producing each series episode. In recent years, the size of the series deficits incurred by the Company has generally increased; however, in many cases the Company has been successful in obtaining international sales through Worldvision to substantially offset such production deficits.

The Company is currently producing the television series "Beverly Hills, 90210" and "Melrose Place," both of which are being aired on the Fox television network. "Beverly Hills, 90210" is in its fourth season and has been renewed for the 1994-95 television season. "Melrose Place," which debuted during the summer of 1992 as a spin-off of "Beverly Hills, 90210," is in its second season, and has also been renewed for the 1994-95 television season. The Company is also producing the television series "Winnetka Road" and "Burke's Law," both mid-season replacements. The Company has received an order for an additional 13 episodes of "Burke's Law" from CBS for the 1994-95 television season.

In 1993, Laurel produced "The Stand," an eight-hour mini-series based on one of Stephen King's best selling books, which was delivered to the ABC network in December 1993 and is scheduled to air in May 1994. The Company has recently received orders for two four hour mini-series from the ABC network, one based on James Michener's novel, "Texas" and the other based on Stephen King's novel, "The Langoliers." Laurel also produced a movie-for-television, "Precious Victims," which aired on the CBS network in September 1993. As with television series, the network license fees received for mini-series and movies-for-television are normally less than the costs of production, and the deficit must be covered by revenue from other markets, primarily through the exploitation of international rights.

The Company had revenue from the Fox network in 1993, 1992 and 1991 representing 22%, 22% and 13% of revenue, respectively.

FIRST-RUN SYNDICATED PROGRAMMING

First-run syndicated television series are produced and sold directly to television stations in the United States without any prior network broadcast. These programs are licensed to individual or groups of television stations, on a market by market basis, in contrast to network distribution, which provides centralized access to a national audience.

In first-run snydication, the Company licenses its film product in exchange for cash payments, advertising time (barter) or a combination of both. In cash licensing, a broadcaster normally agrees to pay a fixed licensing fee in one or more installments in exchange for the right to broadcast the product a specified number of times over an agreed upon set period of time. Where product is licensed in exchange for advertising time, through what are known as "barter agreements," a broadcaster agrees to give the Company a specified amount of advertising time, which the Company subsequently sells. Particularly in the initial years of such programming revenue can be less than the Company's costs of producing the programming.

Worldvision is currently marketing for first-run barter syndication 22 episodes each of two series, currently titled "Robin's Hoods" and "Heaven Help Us," to be produced by Spelling Television. Worldvision has also begun to market these programs to international television markets for cash license fees. In first-run syndication, the Company retains greater control over creative and production decisions than is the case with network programming; however, there is a greater financial risk associated with such programming. Fixed license fees paid by the networks usually cover approximately 75% of the Company's production costs. Barter revenue is not fixed but is dependent on achieving specific ratings in targeted demographic areas. If a show's ratings are high, the advertising revenue received by the Company through its barter arrangements could be substantial.

Laurel has produced for first-run syndication a movie-for-television, "The Vernon Johns Story," starring James Earl Jones, and two television series, "Tales From The Darkside" and "Monsters," both of which are anthology format one-half hour programs. The libraries of 90 and 72 episodes of "Tales From The Darkside" and "Monsters," respectively, represent a sufficient number of episodes to permit repeat syndication. "Tales From The Darkside" is currently licensed in the basic cable market by Worldvision.

FEATURE FILMS

The Company or certain of its employees act as producer or executive producer for feature films. Because of the significant amounts of capital required to finance the production and distribution of feature films, the Company generally has not sought to finance feature films entirely on its own, but rather has arranged for both financing and distribution from a major studio or other third party. This strategy limits the financial risks and rewards associated with any single film. The Company's potential to realize profits from a successful motion picture is also limited since as a producer it receives a fixed fee and only a contingent profit participation after the film is released. The Company's aggregate receipts from profit participations in the feature films it has produced have not been substantial to date. See "Distribution" for the acquisition of international distribution rights by SFI.

OTHER MARKETS

As noted above, network licensing fees and first-run syndication revenue are normally less than the associated costs of production. As a result, successful exploitation of the Company's television programming in other media and markets is a key to the profitability of the Company's production activities.

Programming produced by the Company prior to its March 1989 acquisition of Worldvision is distributed under various distribution arrangements with third parties such as Warner Brothers or Twentieth Century-Fox. Distribution of product produced subsequent to the acquisition has been handled primarily through Worldvision. See "Distribution."

As of December 31, 1993, the Company had contractual agreements with licensees covering film product which provide for approximately $145,000,000 in future gross license fees (revenue), approximately half of which are expected to be recognized after 1994.

DISTRIBUTION

Worldvision has been engaged in the distribution of filmed entertainment for over thirty-five years, originally serving as the distribution arm of the ABC network. Today, Worldvision is a leading worldwide distributor for the Company and other independent producers, with rights to more than 4,000 hours of television programming available for domestic distribution and more than 12,000 hours of television programming for international distribution. Worldvision currently distributes such programming in 110 countries through offices in New York, Chicago, Atlanta, Los Angeles, London, Paris, Rome, Toronto, Sydney, Tokyo and Rio de Janeiro.

SFI was formed in 1990 to engage in the international distribution of feature films. SFI typically acquires all international distribution rights to such films by agreeing to pay a guaranteed advance to the producer against the producer's share of distribution receipts. Such advances are normally payable by SFI upon completion and delivery of the films by the producers. SFI then sells or licenses the films to various international subdistributors in each territory in exchange for a guaranteed advance plus, in most cases, a share of future profits. In certain international territories Worldvision handles television and home video distribution of SFI's films. SFI has, on a limited basis, developed feature film projects internally. SFI's revenue during 1993 was primarily generated by its distribution of "Short Cuts," directed by Robert Altman, and "Shadowlands," starring Anthony Hopkins and Debra Winger.

ACQUIRING DISTRIBUTION RIGHTS

A substantial portion of Worldvision's revenue is derived from fees earned from the distribution and licensing of television programming produced by the Company. See "Production." In addition, since 1989, Worldvision has invested approximately $150 million in the acquisition of distribution rights to film product from third parties. Worldvision acquires the exhibition rights to film product through contracts with the producers or other owners of such product. These contracts generally give Worldvision the exclusive distribution rights to license an unlimited number of exhibitions of the film product over a period of time, typically in excess of twenty years. Worldvision also acquires distribution rights from third party producers through advances to such producers which are recovered by Worldvision from revenue earned from distribution. Usually Worldvision recovers its distribution fees, expenses and advances before the producers or owners receive any additional proceeds.

As an example, Worldvision contributed certain funding to "Twin Peaks," a first-run network series aired by ABC during the 1989-90 and 1990-91 television seasons. Worldvision also advanced funds for thirteen episodes of "Land of the Lost," aired by ABC during the 1992-93 season, and 52 half-hour episodes of the animated first-run syndicated series "Camp Candy," featuring the cartoon image of John Candy.

Worldvision has also funded the production of various home video projects, including "Golf My Way" and "Golf My Way (II)," starring Jack Nicklaus. Over 350,000 units of these two programs have been distributed in the home video market. Recently, Worldvision began acquiring domestic distribution rights to made-for-video feature-length films. Films acquired for release in 1994 were "Breaking Point," a suspense-thriller starring Gary Busey and Kim Cattrall; "Crackerjack," featuring Thomas Ian Griffin, Nastassja Kinski and Christopher Plummer; and "Bulletproof Heart" with Mimi Rogers and Anthony LaPaglia.

In September 1992, Worldvision purchased from Carolco Television Inc. ("Carolco") the domestic television rights to a library of more than 150 feature films, together with certain related receivables. The library includes box-office hits such as "Terminator 2," "Basic Instinct," "the Rambo trilogy," "L.A. Story," "Red Heat," "Total Recall," "Platoon," "The Last Emperor" and "Universal Soldier." Due to pre-existing licensing agreements covering these films, Worldvision will not recognize significant revenue from the exploitation of these rights until after 1996.


MARKETS

The Company generates revenue in addition to the revenue generated from the initial network or first-run syndicated market by licensing its film product in the following markets: (i) international television distribution,
(ii) domestic off-network distribution (repeat airings on domestic broadcast television stations), (iii) worldwide cable and pay television, (iv) worldwide home video and (v) worldwide licensing and merchandising.

INTERNATIONAL TELEVISION DISTRIBUTION. Demand for American-made film product in international markets has increased in recent years due to the increase in the number of television stations in those markets and, in some territories, the privatization of the local television industry. The Company typically begins to earn international television revenue from television programming during the same season such programming is originally broadcast on domestic television, or soon thereafter. Substantially all of the Company's television programming is presently being distributed in international television markets, including "Beverly Hills, 90210" and "Melrose Place," which are currently licensed in over seventy countries around the world.

Television revenue from the distribution of feature films is normally delayed until after the films have been exploited in the theatrical and home video markets in each territory.

See "Governmental Regulation" for restrictions placed on exhibition of the Company's film product in certain markets.

DOMESTIC OFF-NETWORK DISTRIBUTION. The profitability of the Company's network television programming continues to depend substantially on its ability to distribute such programming in the domestic syndication television market after the initial network airing. However, in recent years the license fees obtainable from this market have declined and are expected to continue to decline, due in part to the increase in original programming available to independent stations from the emergence of the Fox network and the increased production of programming produced specifically for first-run syndication.

Expected revenue per episode in this market normally increases for longer running series. In the Company's experience, a minimum of 65 episodes (normally three seasons) is generally required to successfully market repeat showings of a network series in the syndication market. Therefore, it is important to produce series which are aired over at least several broadcast seasons. Episodes from a network series normally become available for off-network syndication distribution four or five years after the series' initial network telecast.

In 1992, Worldvision began to market "Beverly Hills, 90210" for off-network syndication telecast on a combined cash-and-barter basis for delivery in the third quarter of 1994. The series "Vegas" and "Little House on the Prairie" and several Worldvision feature film packages were aired in domestic repeat syndication during 1993.

See also "Production - First-Run Syndicated Programming."

BASIC CABLE TELEVISION. Domestic basic cable television represents an increasingly significant market for the Company's film product. The series "Tales From The Darkside," "The Love Boat," "Hotel" and "HeartBeat," among others, have been licensed to cable television systems. In the past, licensing a program to a cable exhibitor generally only reduced the amount of license fees that could be obtained from domestic off-network syndication distribution; in recent years, cable exhibition has effectively developed as an alternate market to domestic syndication. Cable exhibitors in some instances have purchased rights to short-running television series which do not include sufficient episodes to allow for traditional off-network syndication distribution.

Cable television operations outside the U.S., while still in the early stages of development in many countries, have also been growing rapidly. See "Distribution - Spelling Satellite Networks" regarding the international cable and satellite television operations conducted by the Company.

HOME VIDEO. Worldvision also distributes the Company's film product in the worldwide home video market, generally in the lower-priced sell-through market. "Monsters," "Tales From The Darkside" and the two-hour pilot and an episode of "Beverly Hills, 90210" have been successfully distributed in the home video market. Additionally, the Company distributes third party film product in this market. "Happily Ever After," an animated feature film, began distribution in late 1993. Also, by paying a guaranteed advance, the Company has acquired distribution rights for three films, "Breaking Point," "Crackerjack," and "Bulletproof Heart," which are intended for initial domestic distribution in the home video market. Generally, the budget for these pictures is under $2,000,000, and the Company puts up less than one-half of the budget in exchange for all domestic rights.

LICENSING AND MERCHANDISING. Hamilton Projects merchandises products and licenses music associated with the Company's television properties, including "Beverly Hills, 90210," and "Melrose Place." Hamilton Projects is a full-service licensing and merchandising company, providing strategic planning, concept development and program execution to third parties, including those outside the entertainment industry.

SPELLING SATELLITE NETWORKS (SSN)

SSN was formed in January 1993 to capitalize on the increased global demand for American film product and the rapidly expanding technologies and exhibition outlets in the cable and satellite arena. SSN launched its first cable channel, TeleUNO, in March 1993. TeleUNO currently reaches more than two million homes in Latin America, including Mexico, Argentina and Brazil.
TeleUNO generates revenue from both subscription fees and advertising through multi-year contracts with cable operators throughout Latin America. TeleUNO conducts its operations in association with Multivision, Mexico's largest multi-point, multi-channel distribution systems (MMDS). The Company is responsible for providing the film product which will air on the channel and for all sales and marketing activities. Multivision is responsible for all technical operations, including supplying the satellite transponder. The Company and Multivision will share revenue generated through licensing of the channel or sale of advertising on the channel. SSN is also currently exploring the possibility of launching additional channels in partnership with programmers or others in other markets around the world.

PROGRAMMING LIBRARY

The following tables provide a sampling of significant titles in the programming library which contains more than 400 titles and over 12,000 hours of programming to which the Company has certain distribution rights.

TELEVISION SERIES:

                                                                          DISTRIBUTION
              TITLE                                                       RIGHTS HELD (d)
              -----                                                       ---------------
    Beverly Hills, 90210 (a) (b)                                          All
    Melrose Place (a) (b)                                                 All
    Twin Peaks                                                            All
    The Love Boat (b)                                                     All
    The Streets of San Francisco (a) (b)                                  All
    Barnaby Jones (b)                                                     All
    The Fugitive (b)                                                      All
    Little House on the Prairie (a)                                       All TV
    Dark Shadows                                                          All TV
    General Hospital (a)                                                  International TV
    All My Children (a)                                                   International TV
    One Life to Live                                                      International TV
    Dallas (a)                                                            International TV
    Highway to Heaven                                                     International
    Night Heat                                                            Domestic TV
    The Stand (a) (b)                                                     All
    Round Table (a) (b)                                                   All

FEATURE FILMS:

                                                                          DISTRIBUTION
      TITLE                                  STARS                        RIGHTS HELD (d)
      -----                                  -----                        ---------------
Terminator 2 (c)             Arnold Schwarzenegger, Linda Hamilton        Domestic TV
Universal Soldier (c)        Jean-Claude Van Damme, Dolph Lundgren        Domestic TV
Total Recall (c)             Arnold Schwarzenegger, Sharon Stone          Domestic TV
Platoon (c)                  Willem DaFoe, Charlie Sheen                  Domestic Free TV
The Last Emperor (c)         Peter O'Toole, John Lone, Joan Chen          Domestic Free TV
Rambo Trilogy (c)            Sylvester Stallone                           Domestic TV
Basic Instinct (c)           Michael Douglas, Sharon Stone                Domestic TV
Happily Ever After (a)       Animated feature                             Domestic Home Video
Highlander II                Sean Connery                                 Domestic TV
Mr. and Mrs. Bridge          Paul Newman, Joanne Woodward                 Domestic TV
My Stepmother is An Alien    Dan Aykroyd, Kim Basinger                    Domestic TV
A Nightmare On Elm Street
  -  The Dream Master        Robert Englund                               Domestic TV
Scandal                      John Hurt, Joanne Whalley-Kilmer             Domestic TV
Pelle The Conqueror          Max Von Sydow                                Domestic TV
My Left Foot                 Daniel Day-Lewis, Brenda Fricker             Domestic TV
L.A. Story (c)               Steve Martin, Victoria Tennant               Domestic TV
The Running Man (b)          Arnold Schwarzenegger                        All
Ironweed (b)                 Jack Nicholson, Meryl Streep                 All

The Player                     Tim Robbins, Whoopi Goldberg                   International
Twin Peaks:
  -  Fire Walk With Me         Sheryl Lee, Kyle MacLachlan                    International

(a) These ten productions in the aggregate accounted for approximately 53% of the Company's 1993 revenue.

(b)      Represents programming owned by the Company.

(c)      Acquired in the 1992 purchase of the Carolco film library.

(d)      Distribution rights are for varying terms.


COMPETITION

The motion picture and television industry is highly competitive with respect to access to the available literary properties, creative personnel, talent, production personnel, television acceptance, distribution commitments and financing which are essential to produce and sell film product. Certain of the Company's competitors have greater financial resources and more people engaged in the acquisition, development, production and distribution of both television programming and feature films.

The Company's arrangements with the networks provide it with pilot, series and movies-for-television commitments; however, the networks are under no obligation to actually broadcast the Company's product. The Company's successful domestic repeat syndication of a network series generally depends upon the ratings achieved through network exhibition of such a series over a number of years sufficient to generate a minimum of 65 episodes. In turn, the Company's overall success in achieving multiple years of network exhibition of a series is dependent upon factors such as the viewing public's taste (as reflected in the ratings) and critical reviews. In addition, see the discussion in "Government Regulation" regarding the relaxation of certain government regulations which may permit the television networks to acquire financial interests in, and syndication rights to, television programs.

The Company must continue to acquire distribution rights to television programming and feature films to maintain its competitive position. In order to acquire rights to distribute new third party film product, the Company may be required to increase its advances to producers or to reduce its distribution fees.

Licensing television programming to broadcasters and cable networks has also become increasingly competitive as new products continually enter the syndication market and certain producers attempt to develop an additional network to distribute their product.

Likewise, SFI is competing with numerous well-financed, experienced companies engaged in feature film production and international feature film distribution. The Company's relative lack of experience and financial strength in distributing feature films in the international market may hinder its ability to compete effectively with companies which are more experienced and have greater financial capabilities.

TRADEMARKS AND SERVICE MARKS

The Company or its subsidiaries own various United States federal trademark or service mark registrations including SPELLING(R), BEVERLY HILLS, 90210(R), MELROSE PLACE(R), and has applied for registration for numerous other marks relating to its film product in the United States and foreign countries. The Company or its subsidiaries own various foreign trademark or service mark registrations or have applied for trademark or service mark registrations include TELE UNO(R). Certain of the Company's trademark and service marks may offer significant merchandising opportunities. See "Licensing and Merchandising."

GOVERNMENT REGULATION

The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming is substantially affected by regulations of the Federal Communications Commission ("FCC") applicable to television stations, television networks and cable television systems. The FCC's syndicated program exclusivity rules affect the sale of programming to commercial television stations, regional superstations, and cable networks. Pursuant to these rules, commercial television stations can bargain for the right to exclusive showing of programming within a 35-mile radius and to require cable television systems with 1,000 or more subscribers to black out showings of the same programming on certain television stations they carry in order to preserve contracted exclusivity. The FCC also allows regional superstations (such as WTBS in Atlanta and WGN in Chicago) and group owners to purchase rights to programming on a nationwide basis. In addition, distributors of syndicated programming may exercise such rights for a period of one year after first licensing a particular syndicated program or package in areas where that programming has not yet been licensed.

The Cable Television Consumer Protection and Competition Act of 1992 ("Cable Act") prohibits certain unfair or discriminatory practices in the distribution of satellite superstations or in the sale of satellite cable programming by entities affiliated with cable operators. The Cable Act also strictly limits entities affiliated with cable operators in offering exclusive contracts for satellite cable programming or superstations. Furthermore, the Cable Act prohibits certain coercive and discriminatory acts by cable operators and other multichannel video program distributors against program vendors. In addition, the Cable Act provides all commercial television stations with the right to bargain for and withhold consent to the retransmission of their signals by cable television systems, and certain local stations have the option to demand carriage on cable systems. These provisions are subject to interpretation by the FCC, and various entities have petitioned the Commission to reconsider certain aspects of the rules it has adopted to enforce these requirements. Moreover, judicial appeals relating to various aspects of these rules are pending. Accordingly, the Company cannot predict the specific impact of the Cable Act on its business.

In 1989, the twelve-member European Community ("EC") adopted a "directive" that its member states ensure that more than 50% of the programming shown on their television stations be European-produced "where practicable." These guidelines could restrict the amount of American television programming and feature films that are shown on European television. In the recently-concluded General Agreement on Trade & Tariffs, the EC refused to make any commitment to modify these guidelines or to refrain from adopting additional barriers. Because of significant questions regarding the interpretation and enforcement of the guidelines, the Company cannot predict what effect they may have on its business. In addition, certain European countries have adopted individual national restrictions on broadcasting of programming based on origin. Other countries in which the Company distributes its programming may adopt similar restrictions, which may have an adverse effect on its ability to distribute its programs or create stronger incentives for the Company to establish ventures with international firms.

The effect of the foregoing regulations on the Company's operations cannot be accurately assessed at this time.

In 1993, the FCC further relaxed its rules governing financial interests in and syndication of programming by the broadcast television networks (known as the "fin syn" rules). The relaxed rules still prohibit the three largest broadcast networks from holding or acquiring financial interests and syndication rights in any first-run non-network program or series they have not solely produced; from domestically syndicating any prime time network first-run non-network program; and from withholding a prime time network program from syndication for more than a specified period. However, these remaining restrictions on program syndication by the networks are set to expire in November of 1995, and are currently the subject of judicial review. In 1993, a Federal district court vacated certain provisions of consent decrees which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by non-network suppliers such as the Company. The effect of the relaxed fin syn rules and the court's action on the operations of the Company is as yet unclear; however, these regulatory changes could have a material adverse effect on the operations of the Company.

EMPLOYEES

At December 31, 1993, Spelling employed or had service agreements with approximately 223 employees who are employed in administrative or other positions which are relatively independent of the Company's current level of production activities. In addition, the Company employs individuals for particular production projects. As a result, the number of employees and production project employees providing services to the Company can vary substantially during the course of a year depending upon the number and scheduling of its productions. The Company's union representation, wage scales and fringe benefits follow prevailing industry standards.

Certain subsidiaries of the Company are signatories to collective bargaining agreements relating to the various types of employees and independent contractors required to produce television programming and feature films. These employees include writers, directors, actors, musicians and studio craftsmen. The following table sets forth the union contracts to which certain Spelling subsidiaries are parties and the relevant expiration dates:


                                                                  Contract
    Union                                                     Expiration Date
    -----                                                     ---------------
    International Alliance of Theatrical
      and Stage Employees (IATSE)  . . . . . . . . . . . . . .  July 31, 1996
    Writers Guild of America . . . . . . . . . . . . . . . . .    May 1, 1995
    Screen Actors Guild   . . . . . . . . . . . . . . . . . .   June 30, 1995
    American Federation of Musicians  . . . . . . . . . . . February 15, 1996
    Directors Guild of America  . . . . . . . . . . . . . . .   June 30, 1996
    IATSE Videotape Agreement   . . . . . . . . . . . . . . .        (*)

    (*)  Cancelable by either party subject to one year's notice.

Although the Company considers all employee relations to be satisfactory at present, the renewal of union contracts does not depend on its activities or decisions alone. If the relevant union and the motion picture and television industry were unable to come to a new agreement prior to these expiration dates, any resulting work stoppage could adversely affect the Company's production activities.

DISCONTINUED OPERATIONS

The Company, formerly known as The Charter Company, was engaged in petroleum marketing operations, but in 1991 and 1992 sold substantially all of such operations. Additional information relating to discontinued operations including information regarding environmental contingencies is provided in the accompanying financial statements (see Note 11).

PETROLEUM MARKETING. Revenue from the Company's petroleum marketing operations had been derived primarily from sales of commercial grade fuel oils such as residual fuel oil and other petroleum products. These operations were conducted by its wholly-owned subsidiaries, New England Petroleum Corporation ("NEPCO") and Penndel Energy Corporation ("Penndel"). The major portion of petroleum marketing sales was made under term and spot contracts for the sale of residual fuel oil to electric utilities and other commercial customers.

During July and August 1992, the Company sold the "Penndel Group," consisting of two subsidiaries and a terminal facility, for approximately $17.7 million in cash. In December 1992 and January 1993, NEPCO's major utility supply contracts were sold. These utility supply contacts comprised the remainder of the Company's oil operations.

OIL PRODUCING CONCESSION. In April 1991, the Company completed the sale of its 24.5% interest in an oil producing concession located in the Persian Gulf (the "Concession") to two Concession partners. The Company received approximately $23.9 million in cash, including the repayment of $6.1 million in advances made to the Concession in 1991.

MARKETING GROUP AND INVESTMENT IN CIRCLE K. In 1988, the Company sold its Marketing Group of convenience stores to The Circle K Corporation ("Circle K"), a former affiliate of the Company's former principal shareholder, for $130 million in cash plus preferred stock originally valued at $50 million. In
May 1990, Circle K and its principal subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") and suspended dividends on its preferred stock held by the Company.

ITEM 2.  PROPERTIES

The Company leases office space of approximately 51,000 square feet in Los Angeles and 63,000 square feet in New York. In addition, the Company leases offices in other cities in the United States and in various other countries throughout the world in connection with its international distribution activities. The Company also rents facilities on a short-term basis for the production of its film product, including a facility in Vancouver, British Columbia. Management believes comparable space is readily available should any lease expire without renewal.

ITEM 3.  LEGAL PROCEEDINGS

The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company believes such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

In September 1993, five purported class action lawsuits were filed in the Delaware Chancery Court against the Company, Republic, BEC and the members of the Board of Directors of Republic. The complaints seek preliminary and permanent injunctive relief against BEC's offer for acquisition and damages caused to Republic's public stockholders. On March 24, 1994, all parties to the litigation entered into a Memorandum of Understanding that contemplates the negotiation of a definitive settlement agreement and a hearing pursuant to the Delaware Chancery Court Rules to consider the fairness of the settlement. At such hearing, attorneys for the plaintiff class will apply for fees and expenses in an amount not to exceed $225,000, and defendants will not oppose such application.

The Company is also involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes, environmental clean-up assessments, damages from alleged dioxin contamination and other matters. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes based upon its knowledge of the facts and circumstances and applicable law that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon allowances that have been established for estimated losses on disposal of former operations and remaining Chapter 11 disputed claims, and an insurance-type indemnity agreement which covers up to $35,000,000 of certain such liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments. Substantial portions of such allowances are intended to cover environmental costs associated with the Company's former operations. See Note 11 for information regarding the environmental and remaining Chapter 11 contingencies relating to the Company's discontinued operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.



               ______________________________________________

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York and Pacific Stock Exchanges under the symbol SP. The table below sets forth the high and low sales prices for the Common Stock as reported on the Composite Tape.



                                 1993              1992
                            ---------------    --------------
          Quarter            Low      High      Low     High
          -------           -----    ------    -----    -----
          First             $5.63    $ 7.13    $6.75    $8.63
          Second             4.75      6.75     6.63     7.50
          Third              6.00     10.00     6.75     8.00
          Fourth             8.50     10.38     5.13     7.38


The number of holders of record of the Company's Common Stock as of March 25, 1994, was approximately 64,605,268. In the fourth quarter of 1991, the Company declared and paid an annual cash dividend of $.05 per common share. In the first quarter of 1992, the Company began paying quarterly cash dividends of $.02 per common share. There are no restrictions that materially limit the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended December 31 (in thousands, except per share data):

                                  1993        1992(a)       1991(a)         1990          1989
                                --------      --------      ---------     --------      --------
Income Statement Data:
- ----------------------
Revenue from continuing
  operations                    $274,899      $257,546      $122,748      $   --        $   --
                                ========      ========      ========      ========      ========
Operating income                $ 39,727      $ 25,315      $  8,833      $   --        $   --
                                ========      ========      ========      ========      ========
Net income (loss) from:
  Continuing operations         $ 23,659      $  7,917      $    636      $ (1,769)     $ (2,112)
  Discontinued operations         (3,971)       (2,043)        7,369         2,553         5,109
  Extraordinary items             (2,022)        3,948         4,959           242         2,336
                                --------      --------      ---------     --------      --------
Net income                      $ 17,666      $  9,822      $ 12,964      $  1,026      $  5,333
                                ========      ========      ========      ========      ========

Net income (loss) per
  common share:
    Continuing operations(b)    $   0.42      $   0.15      $   --        $  (0.05)     $  (0.06)
    Discontinued operations        (0.07)        (0.04)         0.16          0.05          0.11
    Extraordinary items            (0.04)         0.08          0.11          --            0.05
                                --------      --------      ---------     --------      --------
  Net income                    $   0.31      $   0.19      $   0.27      $   --        $   0.10
                                ========      ========      ========      ========      ========

Balance Sheet Data:
- -------------------
Total assets                    $474,471      $451,661      $389,904      $216,339      $249,867
Long-term debt                    49,580       109,915        77,143        21,573        22,793
Shareholders' equity             297,854       197,560       150,683       141,681       149,536
Cash dividends per
  common share                      0.08          0.08          0.05          0.05          0.05

(a) Due to the acquisition of SEI in the second quarter of 1991, amounts are not comparable to prior years.

(b) Per share amounts are calculated after preferred dividends of $810,000, except for 1993 which is $724,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.


BUSINESS COMBINATIONS AND ACQUISITIONS

The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations. The Company may from time to time invest in or acquire businesses or assets in addition to those described below.

In May 1991, the Company acquired ownership of approximately 82% of the common stock of SEI for approximately $166,800,000 in cash and $22,745,000 principal amount of ten-year notes. This acquisition was accounted for using the purchase method of accounting and, accordingly, the operations of SEI have been included in the Company's financial statements from the date of acquisition. In July 1992, the Company acquired the remaining minority interest (see Note 2).

In December 1991, the Company acquired Hamilton Projects and ownership of certain television programming, and received $24,000,000 in cash, in exchange for its distribution rights to Hanna-Barbera's animated programming (see
Note 2).

In September 1992, the Company purchased from Carolco domestic television distribution rights for more than 150 feature films, together with certain related receivables. The purchase price for these assets included $50,000,000 in cash and the assumption of approximately $14,000,000 in related liabilities. The cash portion of the purchase price was funded through SEI's bank facility (see Notes 3 and 4).

In September 1993, the Company and Republic entered into an agreement in principle pursuant to which the Company agreed to acquire by merger all of the outstanding shares of common stock of Republic for $13 per share in cash, including the approximate
35% interest in Republic held by BEC. Additionally, certain options to acquire Republic common stock will be converted into options to acquire the Company's Common Stock. In December 1993, the Company and Republic entered into a definitive agreement covering the Republic Merger, which is expected to be consummated in the second quarter of 1994. The aggregate cash payments to the shareholders of Republic will be approximately $100,000,000, which will be funded through borrowings under the Company's credit arrangements with BEC (see Note 4 and "Financial Condition" below).

RESULTS OF CONTINUING OPERATIONS

The results of operations for any period are significantly affected by the quantity and performance of the Company's film product which is licensed to, and available for exhibition by, licensees in various media and territories. Consequently, results of operations may vary significantly between periods, and the results of operations in any one period may not be indicative of results of operations in future periods.

The success of the Company's business depends, in part, upon the network exhibition of its television series over several years to allow for more profitable licensing and syndication arrangements. During the initial years of a television series, network and international license fees normally approximate the production costs of the series, and accordingly the Company recognizes only minimal profit or loss during this period. If a sufficient number of episodes of a series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to realize a more substantial profit with respect to the series.

The Company's business in general may also be affected by the public taste, which is unpredictable and subject to change, and by conditions within the filmed entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio craftsmen as well as any changes in the law and governmental regulation. In 1993, a Federal district court vacated certain provisions of consent decrees which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by non-network suppliers such as the Company. Accordingly, subject to certain restrictions imposed by the Federal Communications Commission, the networks will be able to negotiate with program suppliers to acquire financial interests and syndication rights in television programs that air on the networks and therefore could become competitors of the Company.

The following paragraphs discuss significant items in the Consolidated Statements of Operations for the three years ended December 31, 1993.


REVENUE

         The following table sets forth the components of revenue from the Company's major markets for the years ended December 31 (in thousands):

                                           1993           1992          1991*
                                         --------       --------      --------
       Network                           $ 91,501       $ 90,024      $ 34,372
       Home video                          27,949         13,788         5,691
       International film distribution     15,955         20,979          --
       Licensing and merchandising         16,956         16,090         2,555
       Other distribution                 122,538        116,665        80,130
                                         --------       --------      --------
                                         $274,899       $257,546      $122,748
                                         ========       ========      ========

      *  Includes only the eight months following the acquisition of SEI.


Network revenue remained at approximately the same level in 1993 as in 1992, as opposed to the significant increase in such revenue in 1992. In 1993, the Company delivered fewer hours of programming than in 1992, but the effect of this decrease was offset by an increase in the average license fee per hour or episode of programming. The increase in 1992 was attributable to (i) the fact that the results of operations include SEI's operations for only eight months in 1991 as compared to 12 months in 1992; and (ii) the delivery of additional programming in 1992.

Network revenue in all three periods included license fees attributable to "Beverly Hills, 90210." The license fees from "Melrose Place" began in the fall of 1992. Both of these series have been ordered by the Fox network for the 1994/1995 season, and "Beverly Hills, 90210" is also expected to be released in the domestic off-network marketplace in the fall of 1994. The Company has received orders for two new series, "Burke's Law" (13 episodes) and "Winnetka Road" (six episodes), for the current season, as well as an order for two four hour mini-series, one based on James Michener's novel "Texas" and the other based on Stephen King's novel "The Langoliers." The CBS network has also ordered an additional 13 episodes of "Burke's Law" for the 1994/1995 season.

Home video revenue increased $14,161,000 or 103%, in 1993 as compared to 1992. This increase was primarily due to the distribution of "Happily Ever After," an animated feature film, and the international licensing of "The Stand." The increase in such revenue in 1992 was $8,097,000, or 142%, as compared to 1991, primarily due to (i) the significant efforts by the Company to increase its presence in the home video distribution market, and (ii) the fact that SEI's operations were only included for eight months in 1991.

International film distribution revenue decreased $5,024,000, or 24%, in 1993 as compared to 1992. During 1993, the Company delivered two feature films, "Short Cuts" and "Shadowlands," as compared to four during 1992, including "The Player." There were no comparable distribution activities in 1991.

Licensing and merchandising revenue remained relatively constant in 1993, but increased $13,535,000 or 530%, in 1992 as compared to 1991. The increase from 1991 to 1992 was primarily due to the successful licensing of "Beverly
Hills, 90210," and the acquisition of Hamilton Projects in December 1991.

Other distribution revenue includes revenue from the licensing of the Company's extensive library of feature films and television programming in worldwide free and pay television markets other than domestic network television. The revenue from these markets remained relatively stable between 1993 and 1992. The increase between 1992 and 1991 was primarily due to the inclusion of SEI's operations for only eight months in 1991. Generally, the future growth in these markets is expected to occur in the international area rather than the domestic market; see Item 1. "Business - Distribution."

FILM AND TELEVISION COSTS

Film and television costs consist primarily of the amortization of capitalized product costs and the accrual of third party participations and residuals. Such costs in 1993 increased $4,457,000, or 2%, as compared to 1992, primarily as a result of the overall increase in revenue in 1993, although the percentage relationship between such costs and the related revenue decreased to 73% in 1993 from 76% in 1992. Such costs increased $106,924,000, or 119%, in 1992 as compared to 1991; this increase also resulted primarily from the increases in the Company's revenue. Additionally, the percentage relationship between these costs and the related revenue increased from 73% in 1991 to 76% in 1992. This percentage relationship is a function of (i) the mix of film product generating revenue in each period and (ii) changes in the projected profitability of individual film product based on the Company's estimates of such product's ultimate revenue and costs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs in 1993 decreased $1,516,000, or 4%, as compared to 1992. This decrease primarily resulted from a decrease in management fees charged to the Company by the Company's former principal shareholder in

1993 following BEC's acquisition of a majority interest in the Company. Selling, general and administrative costs in 1992 increased $11,392,000, or 48%, as compared to 1991, primarily due to the inclusion of SEI's costs for only the last eight months of 1991 as compared to a full twelve months for 1992. In addition, a subsidiary recorded a nonrecurring gain from the relocation of its offices in 1991.

INTEREST INCOME

Interest income increased $1,347,000 in 1993 as compared to 1992, following an increase of $890,000 in 1992 as compared to 1991. These increases were principally due to the amortization of discount on receivables acquired from Carolco for the full year 1993 and from the date of acquisition in 1992.

INTEREST EXPENSE

Interest expense in 1993 decreased $2,019,000, or 20%, despite the Company's increased level of borrowings during the first three quarters of 1993. This decrease was primarily due to (i) the lower effective interest rates during the year and (ii) the repayment or redemption of a substantial amount of the Company's debt during the fourth quarter of 1993 (see Note 4 and "Financial Condition" below). Interest expense increased $2,890,000, or 41%, in 1992 due to the Company's increased level of borrowings during the year. The Company's borrowings will increase in 1994 as a result of the amounts borrowed to fund the aquisition of Republic (see Note 15).

MINORITY INTEREST

During 1992 the Company had minority interest expense of $1,327,000 related to the earnings of SEI for the period up to the date of the Company's acquisition of the minority interest. In 1991 the similar charge was $932,000. There was no such charge in 1993.

PROVISION FOR INCOME TAXES

During 1993, the Company's provision for income taxes increased $3,871,000, or 42%, over the provision in 1992. This increase was primarily due to the increase in pre-tax income in 1993, as described in the foregoing paragraphs. The effective tax rate decreased significantly in 1993, largely as a result of the effect of a reduction in the valuation allowance against the realizability of certain tax loss and credit ("tax attribute") carryforwards. Tax benefits from the utilization of certain tax attribute carryforwards in 1992 and 1991 were recorded as extraordinary items under then applicable accounting rules. (See Note 10).

The Company adopted Statement of Financial Accounting Standards No. 109
("SFAS 109") effective January 1, 1993. The cumulative effect of adopting SFAS 109 was not material.

During 1992, the provision for income taxes increased by $6,350,000, or 224%, as compared to 1991. This increase is primarily due to the increase in pre-tax income, partially offset by a decrease in the overall effective tax rate for the year, as a result of the reduced effect of non-deductible intangible expenses.

DISCONTINUED OPERATIONS

The Company, formerly known as The Charter Company, was engaged in petroleum marketing operations, but in 1991 and 1992 sold substantially all of the remaining such operations. (See Note 11.)

In April 1991, the Company completed the sale of its interest in an oil producing concession to two of its partners in the concession. The Company recognized a net gain of $8,848,000 after a provision for income taxes of $4,556,000.

During July and August 1992, the Company sold two subsidiaries and a terminal facility. In December 1992 and January 1993, the Company sold its remaining utility supply contracts. No material gain or loss resulted from the overall disposition of these operations. The Company continues to sell the few remaining assets of the discontinued operations whenever possible and to settle remaining obligations associated with the discontinued operations.

The financial position of discontinued operations is presented in the Balance Sheets under the caption "Net liabilities related to discontinued operations." Included in such amounts are certain allowances for estimated losses on disposal of the remaining oil operations and disputed claims relating to the reorganization in 1986 under Chapter 11 of the Bankruptcy Code. These allowances totaled approximately $29,621,000 and $30,587,000 at December 31, 1993 and 1992, respectively. See Note 11 regarding the insurance-type indemnity agreement the Company entered into in early 1993 which covers up to $35,000,000 in such claims over a threshold of $25,000,000.

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes, environmental clean-up assessments, damages from alleged dioxin contamination and other matters. Some of the parties involved in such actions seek significant amounts of damages. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes based upon its knowledge of the facts and circumstances and applicable law that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon allowances that have been established for estimated losses on disposal of former operations and remaining Chapter 11 disputed claims and an insurance-type indemnity agreement which covers up to $35,000,000 of certain such liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments. Substantial portions of such allowances are intended to cover environmental costs associated with the Company's former operations.

Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the allowances by more than $50 million.

In 1993, the Company had a net loss from discontinued operations of $3,971,000 after an income tax benefit of $2,529,000. This loss resulted primarily from the premium paid for the insurance-type indemnity described above.

EXTRAORDINARY ITEMS

In connection with the early extinguishment of certain indebtedness, the Company in 1993 recorded an extraordinary loss of $2,022,000 (net of a tax benefit of $1,287,000) from the write-off of unamortized discount and debt issuance costs relating to such debt. During 1992 and 1991, the Company had extraordinary income of $3,948,000 and $4,572,000, respectively, from tax benefits relating to utilization of certain tax attribute carryforwards; a similar benefit in 1993 was included in the Company's provision for income taxes in accordance with the provisions of SFAS 109.


FINANCIAL CONDITION

The Company's operations require the production of film product and the acquisition of rights to distribute film product produced by others. The Company's expenditures in this regard totalled $150,648,000 and $154,607,000 in 1993 and 1992, respectively. The cost of producing network television programming is largely funded through the receipt of the related network license fees. The cost of other production and acquisition activities is funded through the Company's operating cash flow and borrowings under its various credit arrangements.

In connection with the Republic Merger, the Company in October 1993 issued 13,362,215 shares of the Company's Common Stock to BEC in exchange for 3,652,542 shares of BEC common stock. The BEC shares were subsequently resold, with the Company realizing approximately $100,445,000 in proceeds.
The Company subsequently used these proceeds to prepay or redeem (i) all of the outstanding principal amount of its 10% Senior Subordinated Notes and 12% Subordinated Debentures, (ii) approximately $39,500,000 of SEI's bank debt and
(iii) all of its outstanding Preferred Stock. (See Notes 4 and 6). As a result, the Company will borrow under its credit facilities to fund the completion of the Republic Merger in the second quarter of 1994.

In January 1994, the Company terminated its existing bank credit agreement and entered into a three-year credit agreement with BEC (the "BEC Facility") (see
Note 4). The BEC Facility provides for a three-year term loan facility of $100,000,000 to fund the Company's acquisition of Republic and a revolving credit facility of $75,000,000 to fund the Company's working capital and other requirements. The entire amount outstanding under the BEC Facility may be accelerated if BEC's indebtedness is accelerated by its banks. The events which might result in such an acceleration include the consummation of BEC's merger with Viacom (see Note 15) without the receipt of a waiver from BEC's banks.
The Company has not been informed as to whether such waiver will be granted by BEC's lenders. However, the Company is currently exploring and believes it can obtain credit arrangements with third parties under terms and conditions which are not materially different from those contained in the BEC Facility.

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. In addition to cash provided by operating activities, and the issuance of Common Stock, the Company has sufficient resources available under its credit facility to meet its ongoing plans for the production and acquisition of film product and to take advantage of internal and external development and acquisition opportunities.

INFLATION

The Company anticipates that its business will be affected by general economic trends. During a period of high inflation, the Company believes that if costs increase, it should be able to pass such increases on to its customers.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 112 will not have an effect on the Company's results of operations or financial condition because the Company does not provide such benefits. However, the adoption of SFAS No. 115 will require the Company to adjust the carrying value of a common stock investment to fair market value with a corresponding adjustment to its Shareholders' Equity (see Note 1).

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                     INDEX

                                                                       PAGE
                                                                       ----
Report of Independent Public Accountants -
  Year Ended December 31, 1993                                          29

Report of Independent Auditors -
  Years Ended December 31, 1992 and 1991                                30

Consolidated Balance Sheets:
   December 31, 1993 and 1992                                           31

Consolidated Statements of Operations:
   Years ended December 31, 1993, 1992 and 1991                         32

Consolidated Statements of Changes in Shareholders' Equity:
   Years ended December 31, 1993, 1992 and 1991                         33

Consolidated Statements of Cash Flows:
   Years ended December 31, 1993, 1992 and 1991                         34

Notes to Consolidated Financial Statements                              35

"Selected Quarterly Financial Data" has been included in Note 13 to the Consolidated Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SPELLING ENTERTAINMENT GROUP INC.

We have audited the accompanying consolidated balance sheet of Spelling Entertainment Group Inc. (a Florida Corporation) and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements and the schedules for the year ended December 31, 1993 listed in the index at Item 14(a) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spelling Entertainment Group Inc. and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules for the year ended December 31, 1993 listed in the index at Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                            ARTHUR ANDERSEN & CO.


Los Angeles, California
February 1, 1994

                        REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
SPELLING ENTERTAINMENT GROUP INC.

We have audited the accompanying consolidated balance sheet of Spelling Entertainment Group Inc. and subsidiaries (formerly The Charter Company) as of December 31, 1992 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1992. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spelling Entertainment Group Inc. and subsidiaries at December 31, 1992, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                  ERNST & YOUNG

Cincinnati, Ohio
March 19, 1993

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               December 31,
                                                                      ----------------------------
                                                                          1993             1992
                                                                      ------------     -----------
ASSETS:
Cash and cash equivalents                                              $ 12,682         $ 36,117
Accounts receivable, net                                                 93,242           65,736
Film and television costs, net                                          204,232          179,171
Property, plant and equipment, net                                        4,770            4,834
Other assets                                                              4,562            6,512
Intangible assets, net                                                  154,983          159,291
                                                                       --------         --------
                                                                       $474,471         $451,661
                                                                       ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable, accrued expenses and other liabilities               $ 13,275         $ 20,211
Accrued participation expense                                            57,547           89,261
Deferred revenue                                                         14,425           11,278
Bank and other debt                                                      49,580          109,915
Income taxes                                                              8,121                -
Net liabilities related to discontinued operations                       33,669           23,436
                                                                       --------         --------
    TOTAL LIABILITIES                                                   176,617          254,101
                                                                       --------         --------
Commitments and contingent liabilities

Shareholders' Equity:
  Preferred Stock (at liquidation value)                                      -            9,000
  Common Stock, $.10 par value,
    -200,000,000 shares authorized
    -64,504,838 and 50,841,392 shares outstanding                         6,450            5,084
  Capital in excess of par value                                        342,824          242,279
  Accumulated deficit                                                   (51,420)         (58,803)
                                                                       --------         --------
    TOTAL SHAREHOLDERS' EQUITY                                          297,854          197,560
                                                                       --------         --------
                                                                       $474,471         $451,661
                                                                       ========         ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Year ended December 31,
                                                          -----------------------------------------
                                                            1993             1992            1991
                                                          --------        ---------       ---------
CONTINUING OPERATIONS:
Revenue                                                   $274,899        $ 257,546       $ 122,748
Costs and Expenses:
 Film and television costs                                 201,449          196,992          90,068
 Selling, general and administrative                        33,723           35,239          23,847
                                                          --------        ---------       ---------
                                                           235,172          232,231         113,915
                                                          --------        ---------       ---------
Operating Income                                            39,727           25,315           8,833

Interest income                                              4,808            3,461           2,571
Interest expense                                            (7,872)          (9,891)         (7,001)
Minority interest                                                -           (1,327)           (932)
Other, net                                                      52             (456)              -
                                                          --------        ---------       ---------
Income from continuing operations
 before income taxes                                        36,715           17,102           3,471
Provision for income taxes                                  13,056            9,185           2,835
                                                          --------        ---------       ---------
Income from continuing operations                           23,659            7,917             636
Income (loss) from discontinued operations, net             (3,971)          (2,043)          7,369
                                                          --------        ---------       ---------
Income before extraordinary items                           19,688            5,874           8,005
Extraordinary items, net                                    (2,022)           3,948           4,959
                                                          --------        ---------       ---------
Net Income                                                  17,666            9,822          12,964
Preferred dividends                                            724              810             810
                                                          --------        ---------       ---------
Net income applicable to Common Stock                     $ 16,942        $   9,012       $  12,154
                                                          ========        =========       =========

Average number of Common Shares                             54,253           47,789          45,260
                                                          ========        =========       =========
Net income (loss) per Common Share:
 Continuing operations                                    $   0.42        $    0.15       $       -
 Discontinued operations                                     (0.07)           (0.04)           0.16
 Extraordinary items                                         (0.04)            0.08            0.11
                                                          --------        ---------       ---------
 Net income per Common Share                              $   0.31        $    0.19       $    0.27
                                                          ========        =========       =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                       Capital
                                                    Common Stock      in Excess  Accumu-       Total
                                 Preferred   ----------------------    of Par     lated     Shareholders'
                                   Stock        Number    Par Value    Value      Deficit      Equity
                                 ---------   ----------   ---------   ---------  ---------    ---------
Balance December 31, 1990        $ 9,000     45,560,392    $ 4,556    $201,970  $(73,845)    $ 141,681
Shares repurchased and retired        -        (400,000)       (40)     (1,480)        -        (1,520)
Exercise of options                   -         150,100         15         619         -           634
Cash dividends paid or accrued:
 Preferred Stock                      -               -          -           -      (810)         (810)
 Common Stock                         -               -          -           -    (2,266)       (2,266)
Net Income                            -               -          -           -    12,964        12,964
Other                                 -          11,271          1          (1)        -             -
                                 --------    ----------    -------   ---------  --------     ---------
Balance December 31, 1991          9,000     45,321,763      4,532     201,108   (63,957)      150,683
SEI Merger                            -       5,842,729        584      43,236         -        43,820
Shares repurchased and retired        -        (474,400)       (47)     (2,706)        -        (2,753)
Exercise of options                   -         113,200         11         405         -           416
Cash dividends paid or accrued:
 Preferred Stock                      -               -          -           -      (810)         (810)
 Common Stock                         -               -          -           -    (3,858)       (3,858)
Net Income                            -               -          -           -     9,822         9,822
Other                                 -          38,100          4         236         -           240
                                 --------    ----------    -------   ---------  --------     ---------
Balance December 31, 1992          9,000     50,841,392      5,084     242,279   (58,803)      197,560
Preferred Stock redemption        (9,000)             -          -           -         -        (9,000)
Exercise of options                    -        301,231         30       1,436         -         1,466
Issuance of stock                      -     13,362,215      1,336      99,109         -       100,445
Pension liability adjustment, net      -              -          -           -    (5,217)       (5,217)
Cash dividends paid or accrued:
 Preferred Stock                       -              -          -           -      (724)         (724)
 Common Stock                          -              -          -           -    (4,342)       (4,342)
Net Income                             -              -          -           -    17,666        17,666
                                 --------    ----------   --------   ---------  --------     ---------
Balance December 31, 1993        $     -     64,504,838    $ 6,450   $ 342,824  $(51,420)     $297,854
                                 ========    ==========    =======   =========  ========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Year ended December 31,
                                                              ----------------------------------------
                                                                1993           1992            1991
                                                              --------       --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  17,666        $  9,822        $  12,964
 Adjustments to reconcile net income to
  cash flows from operating activities:

  Depreciation and amortization                                 4,855           3,942            5,007
  Amortization of film and television costs                   116,066         104,298           39,224
  Additions to film and television costs                     (150,648)       (154,607)         (66,421)
  Gain on sale of oil concession                                    -               -          (13,404)
  (Gain) loss on extinguishment of debt                         3,309               -             (587)
  Decrease (increase) in accounts receivable                  (11,257)        (32,327)           1,710
  Increase in petroleum inventories                                 -               -           (3,535)
  Increase (decrease) in accounts payable,
    accrued expenses and other liabilities                      1,211         (10,084)          17,463
  Increase (decrease) in accrued participation
    expense                                                   (34,015)         22,781            5,517
  Increase (decrease) in deferred revenue                       3,147             (61)           2,594
  Other, net                                                      917           7,934            6,029
                                                              --------       --------        ---------
                                                              (48,749)        (48,302)           6,561
                                                              --------       --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of SEI, net of cash acquired                            -              -         (144,253)
 Sale of oil properties                                              -         17,725           17,833
 Sale of distribution rights                                         -              -           24,000
 Purchases of property, plant and equipment                       (966)          (849)          (5,754)
 Sales of property, plant and equipment and
  other assets                                                       -              -            4,498
 Changes in net liabilities
  related to discontinued operations                             1,653          4,539           (1,065)
                                                              --------       --------        ---------
                                                                   687         21,415         (104,741)
                                                              --------       --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Reductions to bank and other debt                            (106,218)       (44,440)         (34,565)
 Additions to bank and other debt                               43,000         76,930           18,000
 Cash dividends paid on Common and Preferred Stock              (5,066)        (4,668)          (3,076)
 Issuances of Common Stock                                     101,911            416              634
 Purchases of Common Stock                                           -         (2,753)          (1,520)
 Redemption of Preferred Stock                                  (9,000)             -                -
                                                              --------       --------        ---------
                                                                24,627         25,485          (20,527)
                                                              --------       --------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (23,435)        (1,402)        (118,707)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                36,117         37,519          156,226
                                                              --------       --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 12,682       $ 36,117        $  37,519
                                                              ========       ========        =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements present the consolidated financial position and results of operations of Spelling Entertainment Group Inc. and subsidiaries (the "Company" or "Spelling"). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to the current year's presentation.

In May 1991, the Company acquired ownership of approximately 82% of the common stock of Spelling Entertainment Inc. ("SEI"). The acquisition of SEI has been accounted for as a purchase, and, accordingly, the results of SEI's operations since its acquisition are included in the accompanying consolidated financial statements (see Note 2). In July 1992 the Company acquired the remaining minority interest.

Until March 31, 1993 American Financial Corporation and subsidiaries
("AFC") owned 24,594,215 shares (48%) of the Company's common stock, $.10 par value ("Common Stock"), and 9,000 shares (100%) of the preferred stock, $.10 par value ("Preferred Stock"); at that date, AFC sold the shares of Common Stock to Blockbuster Entertainment Corporation ("BEC"). Subsequently, BEC increased its ownership to 45,658,640 shares (approximately 70.5%) of the Company's
Common Stock during 1993. (See Note 7).

CASH AND CASH EQUIVALENTS. Cash equivalents consist of interest-bearing securities with original maturities of less than ninety days.

ACCOUNTS RECEIVABLES, NET. Accounts receivable are net of allowance of $4,983,000 and $3,974,000 at December 31, 1993 and 1992, respectively.

ACCOUNTING FOR FILM AND TELEVISION COSTS. Film and television costs include production or acquisition costs (including advance payments to producers), capitalized overhead and interest, prints and advertising expected to benefit future periods. These costs are amortized, and third party participations and residuals are accrued, on an individual product basis in the ratio that current year gross revenue bears to estimated future gross revenue.

Film and television costs are stated at the lower of cost less amortization or estimated net realizable value on an individual film product basis. Estimates of total gross revenue, costs and participations are reviewed quarterly and revised as necessary. When estimates of total revenue and costs indicate that a television program or feature film will result in an ultimate loss, additional amortization is provided to fully recognize such loss in that period.

PROPERTY, PLANT AND EQUIPMENT, NET. The carrying values of property, plant and equipment are based on cost, and provision for depreciation is made principally on the straight-line method over estimated useful lives. Property, plant and equipment are net of accumulated depreciation of $5,003,000 and $4,828,000 at December 31, 1993 and 1992, respectively.

OTHER ASSETS. Included in other assets is a common stock investment at a carrying value (at cost) of $1,963,000 at December 31, 1993. The fair value of such investment, based on the closing over-the-counter market price on December 31, 1993, was $20,797,000. It is not clear that the Company could realize such a value if the investment were to be sold due to the relatively low trading volume of such shares relative to the number of shares owned by the Company. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which will be effective in 1994. This statement will require the Company to adjust the carrying value of this asset, which will be classified as "available for sale" under the applicable provisions of SFAS No. 115, to fair market value with a corresponding adjustment to Shareholders' Equity.

INTANGIBLE ASSETS, NET. Intangible assets represent the acquisition cost of SEI in excess of the market value of its identified net assets. This cost is being amortized on a straight-line basis over 40 years. Amortization expense relating to such intangible assets was $3,825,000, $4,086,000 and $2,626,000 for the years ended December 31, 1993 and 1992, and the eight months ended December 31, 1991, respectively. Intangible assets are net of accumulated amortization of $10,527,000 and $6,713,000 at December 31, 1993 and 1992,
respectively.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFERRED REVENUE. A substantial portion of the network license fees related to television programming are received prior to the time the programming is completed or delivered to the network. Such fees, and other fees received prior to the time that the related television programming or feature film (collectively, "film product") is available to the licensee, are recorded on the balance sheet as deferred revenue. Such amounts are normally repayable by the Company only if it fails to deliver the related film product to the licensee.

REVENUE RECOGNITION. Revenue from licensing agreements covering film product owned by the Company is recognized when the film product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met. Long-term noninterest-bearing receivables arising from such agreements are discounted to present value. Revenue from television distribution of film product which is not owned by the Company is recognized when billed.

Revenue from direct home video distribution is recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for rental or sale by the Company's customers.

ACCOUNTING FOR ENVIRONMENTAL MATTERS. The allowances for estimated losses on disposal and disputed claims reported in Note 11 include accruals for environmental liabilities, including anticipated remediation costs of properties held for sale. Such accruals are determined independently of the estimated net realizable value of any related asset, and are recorded without discount or offset for either (i) time value of money prior to the anticipated date of payment, or (ii) expected recoveries from insurance or contribution claims against unaffiliated entities. The allowances are reviewed quarterly and revised as necessary.

DEBT DISCOUNT. Debt discount is amortized over the lives of the respective borrowings, generally on the interest method. There was no unamortized debt discount at December 31, 1993.

NET INCOME PER COMMON SHARE. Net income per common share amounts are based on the weighted average common shares outstanding during the respective period. Primary and fully-diluted net income per common share are not presented as they result in a dilution of less than 3% from basic net income per common share.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  BUSINESS COMBINATIONS AND ACQUISITIONS

In May 1991, the Company acquired approximately 27,200,000 shares (82%) of the common stock and all of the preferred stock ($25,000,000 liquidation value) of SEI for approximately $166,800,000 in cash and $22,745,000 principal amount of ten-year, 10% notes (see Note 4 ). The preferred stock and 14,000,000 of the common shares were purchased from Great American Communications Company ("GACC", an AFC affiliate) for approximately $107,500,000 in cash. In July 1992, the Company issued approximately $43,820,000 (5,843,000 shares) of Common Stock in exchange for the remaining publicly held SEI common shares.

If the Company had owned 100% of SEI effective at the beginning of 1992, the unaudited pro forma results of operations of the Company for 1992 would have been as follows (in thousands, except per share amount):

         Revenue                                          $257,500
         Operating income                                   33,700
         Income from continuing operations                   9,000
         Income before extraordinary items                   7,000
         Net income                                         10,900
         Net income per common share                           .20

The pro forma results are not necessarily indicative of the results that would have been realized had the acquisition actually taken place on that date or of the results which may occur in the future.

In December 1991, the Company acquired Hamilton Projects (a licensing and merchandising company) and ownership of certain television programming, and received $24,000,000 in cash, from GACC in exchange for its distribution rights to Hanna-Barbera's animated programming. No gain or loss was recognized from this transaction.

See Note 4 regarding the acquisition of film distribution rights from Carolco Television, Inc. ("Carolco"), Note 11 regarding the disposition of assets related to the Company's discontinued operations and Note 15 regarding the Company's agreement to acquire Republic Pictures Corporation ("Republic").

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  FILM AND TELEVISION COSTS

Film and television costs are comprised of the following at December 31 (in thousands):

                                       1993             1992
                                     --------         --------
   Television costs:
     Released                        $ 92,533         $ 68,304
     In process and other              22,009            8,863
   Film and television rights          89,690          102,004
                                     --------         --------
                                     $204,232         $179,171
                                     ========         ========

Film and television rights include the Company's acquisition from Carolco in September 1992 of the domestic television rights to more than 150 of Carolco's feature films. The purchase price for these rights, plus certain related receivables, was $50,000,000 in cash plus the assumption of approximately $14,000,000 of related liabilities. Film and television rights also include advances to producers for distribution rights and other film product not produced by the Company.

Based on the Company's estimates of future gross revenue as of December 31, 1993, approximately 60% of unamortized released television costs and film and television rights will be amortized during the three years ending December 31, 1996.

4.  DEBT

Debt consisted of the following at December 31 (in thousands):

                                                                  1993         1992
                                                                 ------      --------
    Revolving credit facility                                    $     -     $ 26,000
    Bank term loans (interest at 5.62% at December 31, 1993)      49,580       35,000
    12-1/4% Subordinated Notes due February 1993,
     less unamortized discount of $10                                  -        7,490
    12% Subordinated Debentures due March 1999                         -       21,575
    10% Senior Subordinated Notes due May 2001,
      less unamortized discount of $2,873
     (imputed interest rate - 12.7%)                                   -       19,850
                                                                 -------     --------
                                                                 $49,580     $109,915
                                                                 =======     ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 1992, SEI entered into a five-year bank credit agreement (the "Bank Agreement") which replaced a prior banking arrangement. The Bank Agreement provided for a term loan facility and a revolving credit facility, with a maximum aggregate availability of $90,000,000. The Bank Agreement contained certain restrictions on the ability of SEI to pay dividends to the parent company. The Bank Agreement was repaid and terminated in January 1994.

In January 1994, the Company entered into a three-year credit agreement with BEC (the "BEC Facility"). The BEC Facility provides for (i) a three-year term loan facility of $100,000,000 to fund the Company's acquisition of Republic (see Note 15) and (ii) a revolving credit facility of $75,000,000 to fund the Company's working capital and other requirements. Under the BEC Facility, the Company pays an annual fee of 0.175 % of the unused portion of the revolving credit facility and certain facility and administration fees; interest on the revolving facility is payable at LIBOR plus 1.0%; and interest on the term loan will be at 6.625%.

Borrowings under the BEC Facility are secured by all of the assets of the Company. In addition, the Company has agreed to guarantee the obligations of BEC under BEC's credit facility to the extent of the Company's borrowings from BEC under the BEC Facility. The fees and interest rate applicable to the revolving credit portion of the BEC Facility are subject to renegotiation should BEC's facility be terminated, repaid or restructured, and the entire amount outstanding under the BEC Facility may be accelerated if BEC's facility is accelerated by its lenders. The events which might result in an acceleration of BEC's facility include the consummation of BEC's merger with Viacom (see Note 15) without the receipt of a waiver from BEC's lenders. The Company has not been informed as to whether such waiver will be granted by BEC's lenders. However, the Company is currently exploring and believes it can obtain arrangements with third parties under terms and conditions which are not materially different from those contained in the BEC Facility.

In February 1993, the Company redeemed its 12-1/4% Subordinated Notes.
The Company prepaid all of the outstanding principal amount of its 10%
Senior Subordinated Notes and paid or prepaid a substantial portion of its bank debt in October 1993, and redeemed all of the outstanding principal amount of its 12% Subordinated Debentures in November 1993.

The Company made cash interest payments of $7,800,000 in 1993, $8,800,000 in 1992 and $7,000,000 in 1991.

At December 31, 1993, the carrying value of all of the Company's term loans approximated fair value.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  EXTRAORDINARY ITEMS

Details of the extraordinary items for the three years ended December 31 were as follows (in thousands):

                                                                1993             1992          1991
                                                              --------          ------        ------
Utilization of net operating loss
  carryforwards:
    Continuing operations                                      $     -          $4,945        $  353
    Discontinued operations                                          -            (997)        4,019
    Extraordinary items                                              -               -           200
                                                               -------         -------        ------
                                                                     -           3,948         4,572
                                                               -------          ------        ------
(Loss) Gain on extinguishment of debt                           (3,309)              -           587
(Provision) benefit for income taxes                             1,287               -          (200)
                                                               -------          ------        ------
                                                                (2,022)              -           387
                                                               -------          ------        ------
                                                               $(2,022)         $3,948        $4,959
                                                               =======          ======        ======

In connection with the early extinguishment of certain indebtedness in 1993 (see Note 4), the Company recorded an extraordinary loss from the write-off of unamortized discount and debt issuance costs relating to such debt. See
Note 10 regarding the change in 1993 in the Company's method of accounting for income taxes.

6.  PREFERRED STOCK

At December 31, 1993, there were 20,000,000 shares of Preferred Stock authorized. 9,000 shares of Series A Preferred Stock had been issued by the Company with a dividend yield of 9% and a liquidation value of $1,000 per share. The Company redeemed all of the Series A Preferred Stock in November 1993.

7.  COMMON STOCK

The Company declared and paid cash dividends on its Common Stock of $.08, $.08 and $.05 for the years ended December 31, 1993, 1992 and 1991, respectively.

SALE OF COMMON STOCK. In October 1993, in connection with the negotiation of the Republic merger (see Note 15), the Company sold 13,362,215 shares of its Common Stock to BEC in exchange for 3,652,542 shares of BEC's common stock. The BEC shares were subsequently sold, with the Company realizing approximately $100,445,000 in cash.

STOCK OPTION PLAN. The Company has a stock option plan under which both incentive and nonqualified stock options may be granted to certain key employees and directors to purchase up to five million shares of Common Stock. Options may be granted at a price not less than the fair value of the underlying Common Stock on the date of grant, in the case of incentive stock options, or 50% thereof, in the case of nonqualified options. Each

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


option may be granted subject to various terms and conditions established on the date of grant, including exercise and expiration dates; provided, however, that all options will expire no later than ten years from their date of grant. The options typically become exercisable at the rate of 20% to 25% annually, beginning one year after date of grant. In October 1992, the Company's shareholders approved amendments that provided for the issuance of options to purchase approximately one million shares of Common Stock to replace options to purchase an identical number of SEI common shares. Stock option data follows:

                                                1993                          1992                          1991
                                     ---------------------------    ---------------------------    ---------------------------
                                                   Option Prices                  Option Prices                  Option Prices
                                       Shares        Per Share        Shares        Per Share        Shares        Per Share
                                     ---------     -------------    ---------     -------------    ---------     -------------
Outstanding at January 1             1,130,481     $3.00-$19.28       341,900     $3.00-$ 4.75       567,000      $3.00-$4.75
 Granted                             3,141,480     $6.00-$ 7.34     1,026,131     $3.38-$19.28             -           -
 Exercised                            (301,231)    $6.00-$ 9.88      (113,200)    $3.00-$ 4.63      (150,100)     $3.00-$4.63
 Terminated                           (221,468)    $3.38-$ 8.38      (124,350)    $3.00-$ 7.13       (75,000)     $3.00-$4.63
                                     ---------                      ---------                      ---------
Outstanding at December 31           3,749,262     $3.38-$19.28     1,130,481     $3.00-$19.28       341,900      $3.00-$4.75
                                     =========                      =========                      =========
Exercisable at December 31             785,780     $3.38-$19.28     1,013,531     $3.00-$19.28       106,600      $3.00-$4.75
                                     =========                      =========                      =========
Available for grant at December 31     579,207                      3,499,219                      1,401,000
                                     =========                      =========                      =========

8. BENEFIT PLANS

The Company maintained two defined contribution employee retirement plans which covered substantially all non-union employees of SEI. Contributions by SEI were discretionary or set by formula. Effective January 1, 1993, SEI adopted a new 401(k) Contribution Plan that replaced the two prior plans. Expenses under the various employee retirement plans were $463,000, $586,000 and $355,000 for the years ended December 31, 1993 and 1992 and eight months ended December 31, 1991, respectively.

A significant number of the Company's production employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed approximately $4,259,000, $3,714,000, $1,383,000 for the years ended December 31, 1993 and 1992 and the eight months ended December 31, 1991, respectively.

The FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (effective in 1993) and SFAS No. 112 "Employers' Accounting for Postemployment Benefits" (effective in 1994). The Company does not have any postretirement or postemployment benefits.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. RELATED PARTY TRANSACTIONS

See Note 4 regarding the Company's credit facility with BEC and Note 7 regarding the Company's sale of Common Stock to BEC.

From their issuance in May 1991 until their prepayment in October 1993
(see Note 4), a director of the Company held $18,287,500 principal amount of the Company's 10% Senior Subordinated Notes. The Company paid $1,791,000, $1,828,000, and $914,000 in interest (at 10%) on these obligations during 1993, 1992 and 1991, respectively.

During 1993, the Company recorded revenue of approximately $3,100,000 from the sale of home videocassettes to BEC.

During 1993 the Company paid AFC a premium of $5,000,000 for an insurance-type indemnity against up to $35,000,000 of certain costs it may have to pay (in excess of $25,000,000) in resolving environmental and bankruptcy related claims over a twelve year period. (See Note 11).

BEC and AFC provided the Company with management services for which the Company was charged by AFC $1,283,000, $1,493,000 and $928,000 for the years ended December 31, 1993, 1992 and 1991, respectively. The amount charged by BEC in 1993 was $380,000. As of December 31, 1993 the Company had a net receivable from BEC of $1,930,000.

10. INCOME TAXES

The provision for income taxes for continuing operations, discontinued operations and extraordinary items for each of the three years ending December 31 include (in thousands):

                                          1993       1992      1991
                                         -------    ------    ------
 Continuing operations:
  Federal                                $ 5,643    $5,327    $  353
  Foreign                                  5,023     2,500     2,079
  State and local                          2,390     1,358       403
                                         -------    ------    ------
                                          13,056     9,185     2,835
                                         -------    ------    ------
 Discontinued operations:
  Federal                                 (2,139)     (985)    4,037
  State and local                           (390)        -         -
                                         -------    ------    ------
                                          (2,529)     (985)    4,037
                                         -------    ------    ------
 Extraordinary items:
  Federal                                 (1,088)        -       200
  State and local                           (199)        -         -
                                         -------    ------    ------
                                          (1,287)        -       200
                                         -------    ------    ------
    Provision for income taxes           $ 9,240    $8,200    $7,072
                                         =======    ======    ======

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach in accounting for income taxes. Under this method, deferred income taxes are recognized, at enacted rates, to reflect the future effects of tax loss and credit ("tax attribute") carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are adjusted for tax rate changes when they occur. This statement also eliminated the concept of recognizing the benefits of subsequent period utilization of tax attribute carryforwards as extraordinary items, by requiring the immediate recognition of attributes in the year incurred, subject to realization. The cumulative effect of adopting SFAS 109 was not material.

The temporary differences and tax attribute carryforwards which gave rise to deferred tax assets and liabilities at December 31, 1993 were as follows (in thousands):


         Deferred Tax Assets:
          Discontinued operations reserves                $ 15,398
          Tax attribute carryforwards                       29,724
          Pension liability adjustment                       3,321
          Other, net                                         1,037
                                                          --------
                                                            49,480
          Valuation allowance                              (25,066)
                                                          --------
                                                          $ 24,414
                                                          ========
         Deferred Tax Liabilities:
          Film and television costs                       $ 20,209
          Revenue recognition                                6,570
                                                          --------
                                                          $ 26,779
                                                          ========

The components of income from continuing operations before the provision for income taxes in 1993 were as follows (in thousands):

          Domestic                                        $21,300
          Foreign                                          15,415
                                                          -------
                                                          $36,715
                                                          =======

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The primary reasons for the effective tax rates on the income from continuing operations differing from the statutory federal tax rates for each of the three years ended December 31 are summarized as follows:

                                              1993     1992     1991
                                              ----     ----     ----

Federal tax rate                                35%      34%      34%
 Amortization of intangible assets               4        8       28
 Adjustment of valuation allowance             (11)       -        -
 State and local taxes, net of available
  Federal income tax benefit                     4        5        8
 Foreign taxes, net of available Federal
  income tax benefit                             5       10       40
 Foreign sales corporation benefit              (2)      (7)     (36)
 Minority interest                               -        3        9
 Other, net                                      1        1       (1)
                                                --       --      ---
                                                36%      54%      82%
                                                ==       ===     ===


               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with adopting SFAS 109, the Company established a valuation allowance against certain of its tax attribute carryforwards. During the year, the Company reassessed (under the criteria of SFAS 109) the realizability of the tax attribute carryforwards in light of factors arising from, or related to, the acquisition of a majority of the Company's Common Stock by BEC. Based on this reassessment, the Company reduced the valuation reserve by approximately $4,200,000 and reflected a corresponding benefit in its provision for income taxes for the third quarter of 1993.

Under the "deferred" method previously used by the Company, income tax expense was determined giving effect to differences between income and expense for financial reporting and tax return purposes. The provision for income taxes in 1992 and 1991 included provisions for deferred taxes (primarily related to timing differences in the recognition of film revenue and costs) that would be required in the absence of tax attribute carryforwards. The tax benefit from utilization of such carryforwards was reflected as an extraordinary item in such years.

Total cash income tax payments were $6,300,000, $4,100,000 and $5,200,000, respectively for 1993, 1992 and 1991.

As of December 31, 1993, the Company had available net operating loss carryforwards of approximately $54,500,000, capital loss carryforwards of $9,500,000, foreign tax credit carryforwards of $3,401,000, investment tax credit carryforwards of $1,773,000 and AMT credit carryforwards of $2,147,000. The use of these attributes, which except for the AMT credit will expire in 1994 through 2007, is subject to certain limitations as a result of BEC's acquisition of a majority interest in the Company during 1993.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. DISCONTINUED OPERATIONS

All of the Company's former business segments are reported as discontinued. A summary of financial data for discontinued operations for each of the three years ended December 31 follows (in thousands, except per share data):

                                                                        1993            1992               1991
                                                                      -------         --------           --------
Revenue:
 Petroleum marketing                                                  $               $260,654           $394,725
 Oil producing concession                                                 -                -               14,986
 Other, including investments                                             -              6,190             12,010
                                                                      -------         --------           --------
                                                                          -            266,844            421,721
                                                                      -------         --------           --------
Costs and expenses:
 Cost of petroleum marketing sales                                        -            261,628            397,682
 Cost of foreign petroleum sales                                          -                -                3,596
 Interest expense                                                         -                312              1,215 (a)
 Loss on Circle K investment                                              -                -                4,900
 Other, principally general and administrative                          6,500            7,932             16,326
                                                                      -------         --------           --------
                                                                        6,500          269,872            423,719
                                                                      -------         --------           --------
Loss before income taxes                                               (6,500)          (3,028)            (1,998)
Income taxes benefit                                                   (2,529)            (985)              (519)
                                                                      -------         --------           --------
Loss before gain on sale of oil
 producing concession                                                  (3,971)          (2,043)            (1,479)
Gain on sale of oil producing
 concession, net of taxes of $4,556                                       -                -                8,848
                                                                      -------         --------           --------
Net income (loss) from discontinued operations                        $(3,971)        $ (2,043)          $  7,369
                                                                      =======         ========           ========

Net income (loss) per common share:
 Net loss before gain on sale of oil
   producing concession                                               $  (.07)        $   (.04)          $   (.03)
 Gain on sale of oil producing concession                                 -                -                  .19
                                                                      -------         --------           --------
Net income (loss) per common share from discontinued operations       $  (.07)        $   (.04)          $    .16
                                                                      =======         ========           ========


(a) Interest expense incurred prior to the acquisition of SEI which is attributable to discontinued operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net assets (liabilities) of discontinued operations which are held for disposition consisted of the following at December 31 (in thousands):

                                                     1993              1992
                                                     ----              ----
   Receivables, net                                $  2,714          $  7,445
   Property, plant and equipment, net                 4,454             4,572
   Other assets                                          13               247
   Accounts payable and other                        (1,636)           (4,023)
   Other liabilities                                   (144)             (413)
   Pension liability                                 (9,449)             (677)
   Allowances for estimated losses
    on disposal and disputed claims                 (29,621)          (30,587)
                                                   --------          --------
                                                   $(33,669)         $(23,436)
                                                   ========          ========


In April 1991, the Company completed the sale of its 24.5% interest in an oil producing concession located in the Persian Gulf (the "Concession") to two Concession partners. The Company recognized a pretax gain of $13.4 million on the sale and received approximately $23.9 million in cash, which included the repayment of $6.1 million in advances made to the Concession in 1991.

In December 1991, the Company's Board of Directors authorized management to sell the remaining oil operations. During July and August 1992, the Company sold the "Penndel Group", consisting of two oil group subsidiaries and its Philadelphia terminal facility, for approximately $17.7 million in cash. During December 1992 and January 1993, the Company's major utility supply contracts were sold. No material gain or loss resulted from the overall disposition of these operations.

The Company received $50 million in preferred stock of the Circle K Corporation as partial consideration for the sale of its Marketing Group to Circle K in 1988. In May 1990, Circle K and its principal subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company recorded a provision for impairment of $25 million in 1989 and an additional provision of $20 million in 1990. In December 1991, the Company sold the stock and recorded a $4.9 million pretax loss.

CONTINGENCIES. The Company continues to be involved in a number of legal and other actions, including threatened claims and pending litigation from matters such as contract disputes, remaining disputed claims under the joint plan of reorganization of the Company and certain of its subsidiaries (the "Joint Plan"), environmental clean-up assessments, damages from alleged dioxin contamination and others. Some of these parties seek damages from the Company in very large amounts. The allowances for estimated losses on disposal and disputed claims set forth above include accruals with respect to these actions. While the results of such actions cannot be predicted with certainty, based upon its knowledge of the facts and circumstances and applicable laws, the Company believes the ultimate resolution of these matters should not have a material adverse effect on its financial condition and its results of operations. This belief is also based upon (i) allowances that have been established for

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

estimated losses on disposal of former operations and remaining Chapter 11 disputed claims (see table above), and (ii) an insurance-type indemnity agreement with AFC. Substantial portions of such allowances are intended to cover environmental liabilities associated with the Company's former operations. Although there are significant uncertainties inherent in estimating environmental-related liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Joint Plan disputed claims would exceed the amount of allowances by more than $50 million.

The AFC indemnity, which was agreed to in exchange for a one-time payment of $5 million expensed by the Company as part of discontinued operations in the first quarter of 1993, provides for the reimbursement to the Company of certain costs it may have to pay in resolving environmental and bankruptcy related claims over a twelve year period. The indemnity covers up to $35 million of such liabilities in excess of a threshold amount of $25 million, subject to certain adjustments.

(A) In December 1986, the Bankruptcy Court for the Middle District of Florida, Jacksonville Division, confirmed a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for the Company and four of its subsidiaries. There were $13.2 million of remaining Chapter 11 claims pending at December 31, 1993 (reduced from $111 million at December 31, 1986). To the extent such claims are allowed by the Bankruptcy Court, additional payments will be required under the Joint Plan.

(B) A subsidiary of the Company, Independent Petrochemical Corporation ("IPC"), has been named as a defendant in a number of personal injury and property damage actions arising from the alleged improper disposal in 1971 of waste material, which was later determined to contain dioxin, at a number of sites in Missouri. These actions were brought by approximately 2,450 individual plaintiffs, the United States (U.S. v. Bliss, et al., U.S. District Court for the Eastern District of Missouri, filed January 20, 1984), the State of Missouri and certain codefendants. Substantially all of the claims by individuals against IPC have been settled by its insurers for an aggregate of approximately $33 million. Although IPC settled with United States and Missouri in 1993, agreeing to liability of $106 million plus future costs, the settlements provide that such amounts are collectible only from insurance potentially available to IPC. The Company has written off its investment in IPC.

The Company and two other subsidiaries, Charter Oil Company ("Charter Oil") and Charter International Oil Company were joined as defendants in many of these actions and have settled the claims of (i) substantially all the individuals for $9.5 million, (ii) the United States for $5 million, and (iii) the State of Missouri for $1 million, principally to assure the feasibility of the Joint Plan of Reorganization at the time of its confirmation by the Bankruptcy Court in 1986.

The Company, Charter Oil and IPC brought an action against their insurers to secure coverage for the dioxin claims (IPC v. Aetna, et al., U.S. District Court for the District of Columbia,

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

filed November 9, 1983). On January 10, 1994, the court granted the insurers' motion for summary judgment based upon pollution exclusion language in their policies. Unless this decision is reversed on reconsideration or appeal, there will be no further insurance coverage for the dioxin claims. The only counterclaims that were filed in the coverage case, by two insurers seeking recovery of certain defense costs and $12 million of the settlement amounts they paid to individuals, have been dismissed voluntarily with prejudice.

(C) The Company has had contact with various governmental agencies regarding possible contamination of soil and groundwater at eight properties that are or have been owned or leased by Company's subsidiaries. Private actions also have been brought or threatened with respect to such possible contamination at an additional five locations. The Company may be assessed for cleanup costs under relevant local, state or federal environmental laws, and future claims could be asserted with respect to other formerly owned or leased properties. Notification of possible responsibility has also been received regarding twelve other sites where waste materials allegedly were delivered. The Company's liability insurers have been placed on notice of many of these claims and have taken the position that there is no coverage under their policies. While the Company does not agree that coverage is not available under its past policies, there is no assurance that pending or future claims will be covered by such insurance. Although comprehensive evaluations of liability and of the extent of contamination have not been performed in all cases, the following claims are believed by the Company at this time to be the most significant.

A subsidiary has begun the cleanup of a petroleum terminal property owned by the subsidiary in Tiverton, Rhode Island. The estimated remaining cost is $8 million, which has been fully accrued. The subsidiary is investigating whether former owners or insurers may be liable for a portion of the cost.

In 1990, a subsidiary declined to join a settlement agreement among the United States, a state government and 15 companies regarding the Sullivan's Ledge superfund site in New Bedford, Massachusetts, based upon certain legal defenses and the belief that any liability the subsidiary may have should be less than a pro rata allocation among the settling parties. Under the proposed agreement, the subsidiary would have been obligated to pay between $2 million and $3 million in cleanup costs. The subsidiary subsequently has agreed with the United States to settle its potential liability for $215,000, subject to court approval. The settlement, which is being objected to by members of the prior settling group, will be asserted by the subsidiary as a defense to any private cost recovery action filed by the group.

A subsidiary has been informed that it is one of thirteen identified potentially responsible parties at the Sikes superfund site in Crosby, Texas, and that a cleanup plan estimated to cost approximately $89 million has been selected and is being implemented by the EPA. Although joint and several liability is possible with respect to such sites, and there is little relevant information presently available, management believes that there are meritorious defenses against any material liability.

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An unaffiliated company has suggested that a subsidiary of the Company is one of 18 potentially responsible parties at the Petro-chemical Systems superfund site in Liberty County, Texas, at which the EPA has selected a cleanup plan estimated to cost approximately $26 million. Bankruptcy defenses will be relevant to possible cost recovery actions by the EPA or other parties concerning this site.

PENSION PLAN. The Company has a noncontributory, defined benefit pension plan which covers employees of the discontinued operations, a significant number of which have vested benefits. Contributions are made on an actuarial basis in amounts primarily based on employees' years of service and average salary when employed. At December 31, 1992 and 1991, the plan assets exceeded the projected benefit obligation by $2.5 million and $2.3 million, respectively.

In 1993, the Company recorded an additional minimum pension liability of $5,217,000 (net of a tax benefit of $3,321,000), with an offsetting charge to Shareholders' Equity, to reflect the adjustment to pension liability resulting from the reduction in the discount rate from 8.5% in 1992 to 7% in 1993.

The following table sets forth the plan's funded status and amounts recognized as of December 31, 1993 (in thousands):


          Total projected benefit obligation              $(55,679)
          Market value of assets                            46,035
                                                          --------
          Funded status                                     (9,644)
          Transition asset                                  (3,159)
          Unrecognized loss                                 11,880
          Unrecognized prior service cost                       12
          Additional minimum liability                      (8,538)
                                                          --------
          Accrued pension cost                            $ (9,449)
                                                          ========

Net pension cost for 1993 which was charged against net liabilities related to discontinued operations in the balance sheet (in thousands):


          Service cost                                     $    43
          Interest cost                                      3,789
          Expected return on assets                         (3,990)
          Net amortization and deferrals                       391
                                                           -------
          Pension expense                                  $   233
                                                           =======

The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 6.25%, respectively. The expected long-term rate of return on assets was 9%. The plan assets are invested primarily in fixed income securities. Included in the plan assets at December 31, 1993 and 1992, was $5.5 million principal amount of AFC 12.25% debentures due 2003.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES

The Company continues to be involved in a number of legal and other actions including threatened claims and pending litigation. While the results of such actions cannot be predicted with certainty, based upon its knowledge of the facts and circumstances and applicable laws, the Company believes that the ultimate resolution of all disputed claims, pending litigation and threatened claims will not have a material adverse effect on its financial condition or its results of operations. See Note 11 for contingencies relating to discontinued operations.

As of December 31, 1993, SEI had operating leases for offices and equipment. The rental expense for the years ended December 31, 1993 and 1992, and eight months ended December 31, 1991, was $4.5 million, $4.0 million and $1.8 million, respectively. The future minimum annual rental commitments under non-cancelable operating leases, excluding renewal options, for the subsequent five years and thereafter for continuing operations are as follow (in thousands):

                        1994                   $ 3,786
                        1995                     2,594
                        1996                     2,605
                        1997                     2,525
                        1998                     2,536
                        Thereafter              13,500
                                               -------
                           Total               $27,546
                                               =======

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table presents quarterly results of operations for the years ended December 31, 1993 and 1992 (in thousands, except per share data).

                                           1st             2nd             3rd             4th
1993                                     Quarter         Quarter         Quarter         Quarter
- ----                                     -------         -------         -------         -------
Revenue (a)                              $50,818         $71,277         $55,082         $97,722
Income from continuing
 operations, net                             939           6,081           7,480           9,159
Discontinued operations, net              (5,515)          1,805               -            (261)
Income (loss) before
 extraordinary items                      (4,576)          7,886           7,480           8,898
Extraordinary items                            -               -               -          (2,022)
 Net income                              $(4,576)        $ 7,886         $ 7,480         $ 6,876
                                         =======         =======         =======         =======

Net income (loss) per common share:
  Continuing operations                  $  0.02         $  0.12         $  0.14         $  0.14
  Discontinued operations                  (0.11)           0.03
  Extraordinary items                          -               -               -           (0.03)
                                         -------         -------         -------         -------
 Net income (loss) per common share      $ (0.09)        $  0.15         $  0.14         $  0.11
                                         =======         =======         =======         =======

                                           1st             2nd             3rd             4th
1992                                     Quarter         Quarter         Quarter         Quarter
- ----                                     -------         -------         -------         -------

Revenue (a)                              $57,601         $61,135         $74,380         $64,430
Income from continuing
 operations, net                           1,557           1,505           1,817           3,038
Discontinued operations, net              (1,629)              -               -            (414)
Income (loss) before
 extraordinary items                         (72)          1,505           1,817           2,624
Extraordinary items                          620             958           1,664             706
 Net income                              $   548         $ 2,463         $ 3,481         $ 3,330
                                         =======         =======         =======         =======

Net income (loss) per common share:
  Continuing operations                  $  0.03         $  0.03         $  0.04         $  0.06
  Discontinued operations                  (0.04)              -               -           (0.01)
  Extraordinary items                       0.02            0.02            0.03            0.01
                                         -------         -------         -------         -------
 Net income (loss) per common share      $  0.01         $  0.05         $  0.07         $  0.06
                                         =======         =======         =======         =======

(a) Certain reclassifications have been made in the financial statements to the prior presentations of revenue; selling, general and administrative expense; interest income; and other expense. In this table, only revenue is affected by these reclassifications.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. BUSINESS SEGMENTS

The Company's continuing business activities consist of one business segment. The Company had revenue from one customer in 1993, 1992 and 1991 representing 22%, 22% and 13% of revenue, respectively.

Net assets, capital expenditures and depreciation outside the United States were not material in relation to consolidated amounts. International revenue is earned primarily from television and theatrical distribution and home video sales; substantially all of such revenue is earned under license agreements denominated in U.S. dollars. International export revenue by major geographic area follows for the years ended December 31 (as a percentage of total revenue):

                                      1993      1992      1991
                                      ----      ----      ----
     Canada                            6.2%      6.9%      7.6%
     Europe                           17.3      18.8      17.5
     Third party distributors (*)      3.2       4.7       8.3
     Other                             8.9       9.6      14.7
                                      ----      ----      ----
      Total                           35.6%     40.0%     48.1%
                                      ====      ====      ====

      (*) Specific sources not available


15. SUBSEQUENT EVENTS

On September 12, 1993, the Company and Republic entered into an agreement in principle pursuant to which the Company agreed to acquire by merger all of Republic's outstanding common stock for $13 per share in cash. Additionally, options and warrants to acquire Republic common stock outstanding prior to the merger will be converted into the right to receive, upon payment of the exercise price, 1.6508 shares of the Company's Common Stock for each share of Republic common stock into which such option or warrant was exercisable. The definitive merger agreement was signed by the Company and Republic on December 7, 1993.
The actual merger is expected to be consummated in the second quarter of 1994, with the shareholders of Republic receiving a total consideration of approximately $100,000,000 in cash.

In January 1994, BEC entered into a merger agreement pursuant to which BEC has agreed to merge with and into Viacom, Inc. ("Viacom") with Viacom being the surviving corporation. Under the terms of the agreement each share of BEC's common stock shall be converted into the right to receive .08 shares of Viacom Class A common stock, .60615 shares of Viacom Class B common stock and under certain circumstances, up to an additional .13829 shares of Viacom Class B common stock. Upon the closing of the merger, which closing is subject to customary conditions including approval of the merger by the BEC's shareholders, Viacom would own a majority of the Company's Common Stock.

The Company entered into a credit facility with BEC in January 1994; see
Note 4.

                      SPELLING ENTERTAINMENT GROUP INC.

            SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
         AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED
                                   PARTIES

                     THREE YEARS ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)



                                       1993
- ----------------------------------------------------------------------------------------
                                                         DEDUCTIONS
                                                     -------------------
      NAME OF           BALANCE AT                    AMOUNTS                BALANCE AT
      DEBTOR            JANUARY 1      ADDITIONS     COLLECTED     OTHER     DECEMBER 31
      -------           ----------     ---------     ---------     -----     -----------
John T. Brady (a)          $250         $    -         $250        $    -       $  -
Ronald Lightstone (a)       500              -            -           142        358

                                       1992
- ----------------------------------------------------------------------------------------
John T. Brady              $250         $    -         $  -        $    -       $250
Ronald Lightstone           500              -            -             -        500

                                       1991
- ----------------------------------------------------------------------------------------
John T. Brady              $  -         $  250 (b)     $  -        $    -       $250
Jules Haimovitz (a)           -          1,350 (b)        -         1,350          -
Ronald Lightstone             -            500 (b)        -             -        500




(a)  Individual ceased being an employee during the year.

(b) Represents secured receivables of SEI acquired in 1991. Represents loans made for the purchase of personal residences in connection with relocations. The notes bear interest at 8% and each was secured by trust deeds on the property.

                      SPELLING ENTERTAINMENT GROUP INC.

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                           YEAR ENDED DECEMBER 31,
                                (IN THOUSANDS)

                                                    1993
- -----------------------------------------------------------------------------------------------------------
                                                     Additions                       Other
                                      Balance         charged      Deductions     adjustments     Balance at
                                    at beginning     (credited)       from          during          end of
DESCRIPTION                          of period       to income      reserves        period          period
- -----------                         ------------     ----------    ----------     -----------     ----------
Deducted from accounts receivable:
For doubtful accounts                 $ 4,661         $1,008          $  (686)       $     -        $ 4,983
Losses on disposal and
   disputed claims                     15,058          1,040           (2,050)        15,573(a)      29,621

                                                    1992
- -----------------------------------------------------------------------------------------------------------
Deducted from accounts receivable:
For doubtful accounts                 $ 4,547         $  686          $  (572)        $    -        $ 4,661
Losses on disposal                     13,849          5,476           (4,267)             -         15,058

                                                    1991
- -----------------------------------------------------------------------------------------------------------
Deducted from accounts receivable:
For doubtful accounts                 $ 4,988         $    -          $  (441)       $     -        $ 4,547
Losses on disposal                     14,650            355           (1,156)             -         13,849

(a) During 1993, all reserves for disputed claims and other items were reclassed into losses on disposal and disputed claims.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 1, 1993, the Company replaced Ernst & Young with Arthur Andersen & Co. as its independent accountants. The decision to replace Ernst & Young was approved by the Board of Directors of the Company.

         The report of Ernst & Young dated March 19, 1993 relating to the Consolidated Financial Statements of the Company for the two years ended December 31, 1992 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit of the Company for the year ended December 31, 1992 and through May 31, 1993, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Ernst & Young would have caused them to make reference thereto in their financial report on the financial statements for such years.


                _____________________________________________

                                    PART III

      The information required by the following items will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the 1994 Annual Meeting of Shareholders, and is incorporated herein by reference:

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.         EXECUTIVE COMPENSATION

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



                _____________________________________________

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

(a)      Documents filed as part of this Report:
         1.      Financial Statements are included in Part II, Item 8.

         2.      Financial Statement Schedules:
                 A. Selected Quarterly Financial Data is included in Note 13 to the Company's Consolidated Financial Statements

                 B.       Schedules filed herewith for 1993, 1992 and 1991:

                                                                                                     PAGE
                          II  -   Amounts Receivable from Related Parties and Underwriters,
                                  Promoters and Employees other than Related Parties                  54

                          III -   Condensed Financial Information of Registrant                        -
                                  This schedule has been omitted since after the most recently completed fiscal year the debt which restricted net assets was repaid (see Note 4).  The current debt agreement does not
                                  contain any restrictions in this regard; accordingly, the
                                  schedule is no longer relevant.

                          VIII-   Valuation and Qualifying Accounts                                   55

                 All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Consolidated Financial Statements or the notes thereto.

         3.      Exhibits - see Exhibit Index on page 61.

(b)      Reports on Form 8-K:

         (1) Form 8-K dated October 5, 1993 related to the consummation of the sale of 13,362,215 shares of the Company's Common Stock to a subsidiary of Blockbuster Entertainment Corporation.

         (2) Form 8-K dated December 8, 1993 related to the Definitive Agreement and Plan of Merger with Republic Pictures Corporation.

         (3) Form 8-K dated January 31, 1994 related to the Credit Agreement with Blockbuster Entertainment Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SPELLING ENTERTAINMENT GROUP INC.


Date:                                     By: /s/ H. STEVEN R. BERRARD
                                              -------------------------------
                                              Steven R. Berrard
                                              President and Chief
                                              Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                                     By: /s/ H. WAYNE HUIZENGA
                                              -------------------------------
                                              H. Wayne Huizenga
                                              Chairman of the Board




                                          By: /s/ AARON SPELLING
                                              -------------------------------
                                              Aaron Spelling
                                              Vice Chairman of the Board



                                          By: /s/ STEVEN R. BERRARD
                                              -------------------------------
                                              Steven R. Berrard
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)



                                          By: /s/ THOMAS P. CARSON
                                              -------------------------------
                                              Thomas P. Carson
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer
                                              (Principal Financial Officer)

                                          By: /s/ KATHLEEN COUGHLAN
                                              --------------------------------
                                              Kathleen Coughlan
                                              Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)



                                          By: /s/ JOHN T. LAWRENCE
                                              --------------------------------
                                              John T. Lawrence
                                              Director



                                          By:  /s/ S. CRAIG LINDNER
                                              --------------------------------
                                              S. Craig Lindner
                                              Director



                                          By: /s/ ALFRED W. MARTINELLI
                                              --------------------------------
                                              Alfred W. Martinelli
                                              Director



                                          By: /s/ JOHN L. MEUTHING
                                              --------------------------------
                                              John L. Meuthing
                                              Director

                         SPELLING ENTERTAINMENT GROUP INC.

                                 INDEX TO EXHIBITS


NUMBER    EXHIBIT DESCRIPTION
- ------    -------------------
   3(i)   Registrant's Amended and Restated Articles of
          Incorporation, as amended through December 31, 1982.

   3(ii)  Registrant's Bylaws, as amended through February 15, 1994.

   4.1 Credit Agreement dated as of January 31, 1994, by and among the Registrant, certain subsidiaries of the Registrant and Blockbuster Entertainment Corporation
          (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated
          January 31, 1994).

   4.2    Pledge and Security Agreement dated as of January 31,
          1994, by and among the Registrant, certain subsidiaries of the Registrant and Blockbuster Entertainment
          Corporation (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated
          January 31, 1994).

   4.3 Copyright Mortgage and Assignment; Power of Attorney dated as of January 31, 1994, by the Registrant and certain subsidiaries of the Registrant in favor of Blockbuster Entertainment Corporation (incorporated by reference to Exhibit 99.3 to the Registrant's
          Current Report on Form 8-K dated January 31, 1994

   4.4 Guaranty dated as of January 31, 1994, by the Registrant and certain subsidiaries of the Registrant in favor of Blockbuster Entertainment Corporation
          (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated
          January 31, 1994).

   4.5 Guaranty dated as of December 22, 1993, by the Registrant in favor of Bank of America National Trust and Savings Association, as agent (incorporated by reference to Exhibit 99.5 to the Registrant's
          Current Report on Form 8-K dated January 31, 1994).

  10.1 Registrant's Stock Option Plan and Amendment Nos. 1 through 5 thereto (incorporated by reference to Exhibit
          4.03 to the Registrant's Registration Statement No.
          33-61914 on Form S-8).




NUMBER    EXHIBIT DESCRIPTION
- ------    -------------------
 10.2     Concession Interest Purchase and Sale Agreement, dated
          April 22, 1991, by and among Charter Oil Eastern
          Production, Inc., Total Abu Al Bakhoosh S.A. and
          Amerada Hess Oil Corporation of Abu Dhabi (incorporated
          by reference to Exhibit 10.1 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1991).

 10.3 Stock Purchase Agreement, dated April 4, 1991, by and among Aaron Spelling, Candy Spelling and the Registrant
          (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

 10.4 Stock Purchase Agreement, dated April 17, 1991, by and between E. Duke Vincent and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1991).

 10.5 Stock Purchase Agreement, dated April 17, 1991, by and between Douglas S. Cramer and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1991).

 10.6     Employment Agreement, dated March 1, 1989, by and between
          Spelling Entertainment Inc. and Aaron Spelling (incorporated by reference to the copy of such document filed as an exhibit to Spelling Entertainment Inc.'s Registration Statement No.
          33-26497 on Form S-4).

 10.7 Amendment to Employment Agreement, dated November 7, 1991, by and among Spelling Entertainment Inc., Aaron Spelling
          Productions, Inc. and Aaron Spelling.

 10.8 Amendment, No. 2 to Employment Agreement, dated May 6, 1993, by and among Spelling Entertainment Inc., Aaron Spelling
          Productions, Inc. and Aaron Spelling.

 10.9     Employment Agreement, dated February 19, 1989, by and between
          Aaron Spelling Productions and Ronald Lightstone (incorporated by reference to the copy of such document filed as an exhibit to Spelling Entertainment Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1988).

 10.10 Amendment to Employment Agreement, dated June 1, 1989, by and between Aaron Spelling Productions and Ronald Lightstone
          (incorporated by reference to the copy of such document filed as an exhibit to Spelling Entertainment Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1988).

                                      62


NUMBER    EXHIBIT DESCRIPTION
- ------    -------------------
  10.11   Amended and Restated Agreement and Plan of Merger,
          dated May 22, 1992, by and among the Registrant, SE
          Acquisition Corp. and Spelling Entertainment Inc.
          (incorporated by reference to Spelling Entertainment
          Inc.'s Notice of Annual Meeting and Proxy Statement
          dated June 24, 1992).

  10.12 Stock Purchase Agreement, dated as of March 7, 1993, among Blockbuster Entertainment Corporation, BPH
          Subsidiary, Inc., American Financial Corporation and certain subsidiaries of American Financial Corporation
          (includes insurance-type indemnity referenced in Note 11 to the Registrant's consolidated financial statements)
          (incorporated by reference to Exhibit 28.1 to Blockbuster
          Entertainment Corporation's Current Report on Form 8-K dated March 7, 1993).

  10.13 Agreement and Plan of Merger, dated December 8, 1993, by and among the Registrant, DE Acquisition Corporation and Republic Pictures Corporation (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on
          Form 8-K dated December 8, 1993).

  10.14 Registrant's 1994 Stock Option Plan which is subject to shareholder approval.

  11      Computation of net income per share

  21      Subsidiaries of the Registrant

  23.1    Consent of Arthur Andersen & Co.

  23.2    Consent of Ernst & Young.