Form 10-Q
period 1994-03-31
SPELLING ENTERTAINMENT GROUP INC
filed 1994-05-16
CIK 312667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994 OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                        COMMISSION FILE NUMBER:  1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    FLORIDA                                                                  59-0862100
       ----------------------------------                                            --------------------------
       (State of other jurisdiction of                                                    (I.R.S. Employer
        incorporation or organization)                                                   Identification No.)


          5700 WILSHIRE BOULEVARD
          LOS ANGELES, CALIFORNIA                                                               90036
    -----------------------------------------                                               -------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 965-5700

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No       .
                                               -----     -----

      On May 12, 1994, the registrant had outstanding 64,706,172 shares of Common Stock, $.10 par value.

                       SPELLING ENTERTAINMENT GROUP INC.



                         PART I.  FINANCIAL INFORMATION



                                                                                                      PAGE
                                                                                                      ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
         March 31, 1994 (Unaudited) and December 31, 1993                                               3

Condensed Consolidated Statements of
         Operations - Three Months Ended
         March 31, 1994 and 1993 (Unaudited)                                                            4

Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1994 and 1993 (Unaudited)                                         5

Notes to Unaudited Condensed Consolidated Financial Statements                                          6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                                      12



                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                              16



W              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                                                        March 31,      December 31
                                                          1994            1993
                                                       ----------      ----------
                                                       (Unaudited)
ASSETS:
Cash and cash equivalents                              $   19,696     $    12,682
Accounts receivable, net                                   82,055          93,242
Film and television costs, net                            199,628         204,232
Intangible assets                                         153,948         154,983
Other assets                                               22,772           9,332
                                                       ----------     -----------
                                                       $  478,099     $   474,471
                                                       ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payble and accrued expenses                   $   18,060     $    13,275
Accrued participation expense                              54,217          57,547
Deferred revenue                                            6,796          14,425
Debt                                                       40,000          49,580
Income taxes                                               16,276           8,121
Net liabilities related to discontinued operations         31,898          33,669
                                                       ----------     -----------
      Total Liabilities                                   167,247         176,617
                                                       ----------     -----------

Commitments and contingent liabilities

Shareholders' Equity:
   Preferred Stock, $.10 par value; authorized
     20,000,000 shares; none outstanding                        -               -
   Common stock, $.10 par value; authorized
     200,000,000 shares; issued and outstanding
     64,644,534 and 64,504,838 shares,
     respectively.                                          6,464           6,450
   Capital in excess of par value                         343,675         342,824
   Accumulated deficit                                    (39,287)        (51,420)
                                                       ----------     -----------
      Total Shareholders' Equity                          310,852         297,854
                                                       ----------     -----------
                                                       $  478,099     $   474,471
                                                       ==========     ===========


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                              1994           1993
                                             -------        -------
Revenue                                      $80,413        $50,818
Costs and expenses:
   Film and television costs                  59,531         37,013
   Selling, general and administrative         8,731          9,684
                                             -------        -------
Operating income                              12,151          4,121

Interest income                                  524            901
Interest expense                                (656)        (2,437)
Other income, net                                  -             28
                                             -------        -------
Income from continuing operations
   before income taxes                        12,019          2,613
Provision for income taxes                     5,165          1,674
                                             -------        -------
Income from continuing operations              6,854            939

Loss from discontinued operations, net             -         (5,515)
                                             -------        -------
Net income (loss)                              6,854         (4,576)

Preferred dividend                                 -            203
                                             -------        -------
Net income (loss) applicable to
  common shares                              $ 6,854        $(4,779)
                                             =======        =======
Average number of common shares               64,579         50,859
                                             =======        =======
Net income (loss) per common share:
   Continuing operations                     $  0.11        $  0.02
   Discontinued operations                         -          (0.11)
                                             -------        -------
   Net income (loss) per common share        $  0.11        $ (0.09)
                                             =======        =======



The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                1994        1993
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  6,854    $ (4,576)
  Adjustments to reconcile net income (loss) to cash
    flows from operating activities:
  Amortization of film and television costs                     39,875      20,485
  Depreciation and amortization                                  1,289       1,232
  Additions to film and television costs                       (35,271)    (33,751)
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                             11,187         998
    Increase (decrease) in accounts payable,
      and accrued expenses                                       4,785        (327)
    Decrease in accrued participation expenses                  (3,330)       (807)
    Increase (decrease) in deferred revenue                     (7,629)     11,922
    Other, net                                                   1,220        (146)
                                                              --------    --------
                                                                18,980      (4,970)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                 (189)       (100)
  Changes in net liabilities related to
    discontinued operations                                     (1,771)      3,520
                                                              --------    --------
                                                                (1,960)      3,420
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from BEC                                           50,000           -
  Repayments of borrowings                                     (59,580)    (13,500)
  Cash dividends paid                                           (1,291)     (1,220)
  Proceeds from the issuance of common stock                       865         148
                                                              --------    --------
                                                               (10,006)    (14,572)
                                                              --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 7,014     (16,122)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                12,682      36,117
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 19,696    $ 19,995
                                                              ========    ========

The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)

1.       INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Spelling Entertainment Group Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading; however, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent annual report to shareholders.

The financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation in the current period.

Blockbuster Entertainment Corporation and subsidiaries ("BEC") owned approximately 70.5% of the Company's outstanding common stock ("Common Stock") at March 31, 1994. In January 1994, BEC entered into a merger agreement pursuant to which BEC has agreed to merge with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. Upon the closing of the merger, which closing is subject to customary conditions, including approval of the merger by BEC's shareholders, Viacom would own a majority of the Company's Common Stock. BEC mailed a letter to its shareholders dated May 4, 1994 which stated that since the date the merger agreement was entered into, there had been a substantial drop in the market prices of Viacom stock. The letter further stated that given the current price levels of the Viacom stock, there could be no assurance that BEC's Board of Directors would be able to recommend the transaction at the time of any shareholder meeting called to vote upon the merger. The letter also stated that BEC was unable to say whether or not the transaction would go forward or whether or not any special meeting of BEC's shareholders would be called to vote on the merger.

2.       FILM AND TELEVISION COSTS

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

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

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

Film and television costs consisted of the following:

                                                        March 31,                  December 31,
                                                          1994                         1993
                                                        ---------                  ------------
         Television costs:
            Released                                    $ 97,113                     $ 92,533
            In process and other                          10,837                       22,009
         Film and television rights                       91,678                       89,690
                                                        --------                     --------
                                                        $199,628                     $204,232
                                                        ========                     ========

3.       DEBT

Debt consisted of the following:

                                                        March 31,                  December 31,
                                                          1994                         1993
                                                        ---------                  ------------
Revolving credit facility,
   interest at 4.35% at March 31, 1994                   $40,000                      $   -
Bank term loans,
   interest at 5.62% at December 31, 1993                   -                          49,580
                                                         -------                      -------
                                                         $40,000                      $49,580
                                                         =======                      =======

In January 1994, the Company entered into a three-year credit agreement with BEC (the "BEC Facility"). The BEC Facility provides for (i) a three-year term loan facility of $100,000,000 to fund the Company's acquisition of Republic Pictures Corporation ("Republic") (see Note 10) and (ii) a revolving credit facility of $75,000,000 due June 1997 to fund the Company's working capital and other requirements. Under the BEC Facility, the Company pays an annual fee of 0.175% of the unused portion of the revolving credit facility and certain facility and administration fees; interest on the revolving facility is payable at LIBOR plus 1.0%; and interest on the term loan will be at 6.625%.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

Borrowings under the BEC Facility are secured by all of the assets of the Company. In addition, the Company has agreed to guarantee the obligations of BEC under BEC's credit facility to the extent of the Company's borrowings from BEC under the BEC Facility. The fees and interest rate applicable to the revolving credit portion of the BEC Facility are subject to renegotiation should BEC's facility be terminated, repaid or restructured, and the entire amount outstanding under the BEC Facility may be accelerated if BEC's facility is accelerated by its lenders. The events which might result in an acceleration of BEC's facility include the closing of BEC's merger with Viacom (see Note 1) without the receipt of a waiver from BEC's lenders. The Company has not been informed as to whether such waiver will be granted by BEC's lenders. However, the Company is currently exploring, and believes it can obtain, arrangements with third parties under terms and conditions which are not materially different from those contained in the BEC Facility.

4.       SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                          Capital in
                                            Common        Excess of        Accumulated
                                            Stock         Par Value          Deficit            Total
                                            -----         ---------          -------            -----
 Balance at December 31, 1993              $6,450          $342,824          $(51,420)         $297,854
 Sales of common stock                         14               851               -                 865
 Unrealized holding gain, net                 -                 -               6,570             6,570
 Cash dividends                               -                 -              (1,291)           (1,291)
 Net income for the period                    -                 -               6,854             6,854
                                           ------          --------          --------          --------

 Balance at March 31, 1994                 $6,464          $343,675          $(39,287)         $310,852
                                           ======          ========          ========          ========

Cash dividends of two cents per common share were declared and paid during the three months ended March 31, 1994.

Effective January 1, 1994, the Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

the Company to adjust the carrying value of a common stock investment, which is classified as "available for sale" under the applicable provisions of SFAS
No. 115, to fair market value with a corresponding adjustment (net of tax) of $6,570,000 to Shareholders' Equity. Such investment is included in other assets.

5.       INCOME TAXES

The Company adopted SFAS No. 109 effective January 1993. The effect of this adoption did not have a material effect on the accompanying unaudited condensed consolidated financial statements. Income taxes have been provided in each period based on the Company's anticipated annual effective income tax rate.

6.       NET INCOME (LOSS) PER COMMON SHARE


Net income (loss) per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Primary and fully-diluted net income (loss) per common share are not presented as they result in a dilution of less than 3% from basic net income per common share.

7.       DISCONTINUED OPERATIONS

In March 1993, the Company made a one-time payment of $5,000,000 for insurance-type excess loss protection to cover certain costs the Company may have to pay in resolving environmental and bankruptcy related claims over a twelve year period. The indemnity covers up to $35,000,000 of such liabilities in excess of a threshold of $25 million, subject to certain adjustments. The $5,000,000 payment was expensed as part of discontinued operations in the first quarter of 1993.

8.       LEGAL MATTERS

Substantially all litigation and claims against the Company as of the dates of its bankruptcy filings, other than disputed claims which remain pending, were settled and discharged under settlement agreements or plans of reorganization confirmed by the Bankruptcy Court. The Company continues to be involved in a number of legal actions including threatened claims and pending litigation from matters such as contract disputes, environmental clean-up assessments and damages from alleged dioxin contamination. Some of the parties involved in such actions seek significant amounts of damages. While the results of such action cannot be predicted with certainty, based upon its knowledge of the facts and circumstances and

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

applicable laws as well as the insurance-type arrangement described in Note 7, the Company believes that the ultimate resolution of all disputed claims, pending litigation and threatened claims will not have a material adverse effect on its financial condition and results of operations.

9.       RELATED PARTY TRANSACTIONS

See Note 3 regarding the Company's credit facility with BEC. In addition, the Company paid interest to BEC of $322,000 during the three months ended March 31, 1994 in connection with this facility.

As of March 31, 1994 the Company had a net payable to BEC of $436,000 principally for management services charged to the Company by BEC.

See Note 10 regarding the common stock and warrants of Republic held by BEC prior to the merger of Republic with the Company.

At March 31, 1993, a director of the Company held $18,287,500 of the Company's 10% Senior Subordinated Notes ("Notes"). The Company repurchased such Notes in the fourth quarter of 1993.

10.      SUBSEQUENT EVENTS

On April 26, 1994, DE Acquisition Corporation, a wholly-owned subsidiary of the Company merged with and into Republic (the "Merger"). As a result of the Merger, Republic became a wholly-owned subsidiary of the Company. Republic is engaged in the development and production of television programming and the distribution of its extensive library of feature films and television programming.

In connection with the Merger, each share of the common stock of Republic ("Republic Common Stock") outstanding immediately prior to the effective time of the Merger (the "Effective Time") was converted into the right to receive $13.00, without interest. The shareholders of Republic received a total cash consideration of approximately $101,354,000. Options and warrants to acquire Republic Common Stock outstanding immediately prior to the Effective Time were converted into the right to receive, upon payment of the exercise price (as adjusted as set forth below), 1.6508 shares of the Company's Common Stock for each share of Republic Common Stock into which such option or warrant was exercisable immediately prior to the Effective Time. The exercise price of such options and warrants was adjusted by

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

multiplying such exercise price by 0.6058.

Immediately, prior to the Merger, BEC, through a wholly-owned subsidiary, owned 2,550,000 shares of Republic Common Stock and warrants to purchase 810,000 additional shares of Republic Common Stock at an exercise price of $11.50 per share. In accordance with the terms of the Merger, such Republic shares owned by BEC were purchased for $33,150,000 at the Merger date and such warrants owned by BEC were converted into warrants to purchase the Company's Common Stock covering an aggregate of 1,337,148 shares at an exercise price of $6.97 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the related notes thereto. References to Notes refer to the notes to such statements.

RESULTS OF CONTINUING OPERATIONS

The results of operations for any period are significantly affected by the quantity and performance of the Company's filmed product which is licensed to, and available for exhibition by, licensees in various media and territories. Consequently, results of operations may vary significantly between periods, and the results of operations in any one period may not be indicative of results of operations in future periods.

REVENUE

The following table sets forth the components of revenue from the Company's major markets for the three months ended March 31 (in thousands):

                                                                1994                1993
                                                              --------           ---------
             Network                                           $34,594             $15,661
             Home Video                                          4,019               2,522
             International film distribution                     2,104                 943
             Licensing and merchandising                         4,964               2,219
             Other distribution                                 34,732              29,473
                                                               -------             -------
                                                               $80,413             $50,818
                                                               =======             =======

Television programming revenue is derived from network license fees, first run syndication sales and fees arising from domestic and international television licensing agreements. During the initial years of a television series, network and international license fees normally approximate the production costs of the series, and accordingly the Company recognizes only minimal profit or loss during this period. Once a sufficient number of episodes of a series have been produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to realize a more substantial profit with respect to the series.

Television programming network revenue increased $18,933,000 for the three months ended March 31, 1994. A significant portion of the increase resulted from the licensing of two new series, "Burke's Law" and "Winnetka Road."

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  (Continued)

As a result of the acquisition of Republic, the Company anticipates a significant increase in revenue, particularly from its home video distribution business.

FILM AND TELEVISION COSTS

Film and television costs consist primarily or the amortization of capitalized product costs and third party participations. The increases in such costs of $22,518,000 during the three months ended March 31, 1994, as compared to the same period in 1993, resulted primarily from the increases in revenue described above.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased $953,000 during the three months ended March 31, 1994, compared to the same period of 1993, primarily due to lower legal and administrative costs incurred during 1994.

INTEREST EXPENSE

Interest expense decreased $1,781,000 during the three months ended
March 31, 1994 in comparison to the prior year period, as a result of lower total indebtedness and lower average effective interest rates. In April 1994, the Company borrowed $100,000,000 in connection with the Republic merger. Consequently, the Company expects to maintain higher levels of total indebtedness resulting in higher interest expense during the remainder of 1994 and later years.

PROVISION FOR INCOME TAXES

Effective January 1993 the Company adopted SFAS No. 109, which changed its method of accounting for income taxes. The effect of this adoption did not have a material effect on the accompanying unaudited condensed consolidated financial statements. The increase in the provision for income taxes for the three months ended March 31, 1994, in comparison to the similar period in 1993, resulted primarily from the increase in income from continuing operations, although the estimated annual effective income tax rate declined in 1994 compared to 1993 due to a decrease in certain non-deductible expenses. The effective rates of income tax expense for the periods presented are based upon the Company's anticipated annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the production costs of the Company's television programming is financed through network license fees received during production. The Company generally expects to recover any excess of its production costs over the related network license fees from

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  (Continued)

initial international licensing revenue, with additional domestic and international revenue to be expected in later years.

Obtaining the rights to distribute third party film product often requires the Company to make advance payments to the third parties as a guarantee of the net receipts to be earned by the third parties from such distribution. The Company enters into license agreements during or shortly after the production period for a specific film and thus expects to recoup its entire investment within a reasonably short period of time. To the extent that capital resources are required to cover working capital deficits arising from internally produced television programming or advances for acquired product, the Company has historically financed its requirements through operating cash flow and borrowings under its credit facilities.

On October 5, 1993, the Company sold 13,362,215 shares of Common Stock to BEC in exchange for 3,652,542 shares of BEC common stock. This sale was negotiated in connection with the Company's proposed acquisition of Republic. The BEC shares were subsequently resold, with the Company realizing approximately $100,445,000 in cash. During 1993, the Company used such funds to redeem its 12% Subordinated Debentures and Preferred Stock, as well as to pay down a substantial portion of its bank debt and prepay its 10% Senior Subordinated Notes.

The Company has negotiated a new revolving credit facility with BEC, which the Company used to complete its acquisition of Republic, as well as to fund its ongoing operational requirements. The Company believes that cash provided by operating activities, together with amounts available under the new credit facility, will be sufficient to fund its anticipated operating and investing requirements for the foreseeable future.

DISCONTINUED OPERATIONS

The Company previously sold its oil operations; accordingly, such operations are reported as discontinued in the accompanying financial statements.

During the three months ended March 31, 1993, the Company made a one-time payment of $5,000,000 for insurance-type excess loss protection to cover certain costs the Company may have to pay in resolving environmental and bankruptcy related claims over a twelve year period. Discontinued operations in 1993 also included approximately $500,000 of legal and administrative costs attributable to the Company's former oil operations. See Note 8 for a further discussion of outstanding liabilities and reserves related to former operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  (Continued)

UNCERTAINTIES

The Company continues to be involved in a number of legal actions including threatened claims and pending litigation from matters such as contract disputes, environmental clean-up assessments and damages from alleged dioxin contamination. Some of the parties involved in such actions seek significant amounts of damages. While the results of such actions cannot be predicted with certainty, based upon its knowledge of the facts and circumstances and applicable laws as well as the insurance-type arrangement, management believes that the ultimate resolution of all disputed claims, pending litigation and threatened claims will not have a material adverse effect on the Company's financial condition or results of operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES


                                    PART II.


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)    Exhibits:

4.1          Credit Agreement dated as of January 31, 1994, by and among the Registrant, certain subsidiaries of the Registrant and
             Blockbuster Entertainment Corporation (incorporated by the reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 31, 1994).

4.2          Pledge and Security Agreement dated as of January 31, 1994, by and among the Registrant, certain subsidiaries of the
             Registrant and Blockbuster Entertainment Corporation (incorporated by reference to Exhibit 99.2 to the Registrant's
             Current Report on Form 8-K dated January 31, 1994).

4.3          Copyright Mortgage and Assignment:  Power of Attorney dated as of January 31, 1994, by the Registrant and certain subsidiaries of the Registrant in favor of Blockbuster Entertainment Corporation (incorporated by reference to Exhibit
             99.3 to the Registrant's Current Report on Form 8-K dated January 31, 1994).

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

10.1         Registrant's 1994 Stock Option Plan which is subject to shareholder approval (incorporated by reference to Annex A of the Registrant's Notice of Meeting and Proxy Statement dated April 27, 1994).

10.2         Amended and Restated Warrant with respect to 825,400 shares of the Registrant's common stock, dated April 26, 1994, granted to The Paragon Group, A California Limited Partnership.

10.3         Amended and Restated Warrant with respect to 990,480 shares of the Registrant's common stock, dated April 26, 1994, granted to Repinvesco, Inc.

10.4         Amended and Restated Warrant with respect to 346,668 shares of the Registrant's common stock, dated April 26, 1994, granted to Repinvesco, Inc.

11           Computation of net income (loss) per common share.

(b)          Reports on Form 8-K:

             (1)    Form 8-K dated January 31, 1994 related to the Credit Agreement with Blockbuster Entertainment Corporation.

             (2)    Form 8-K dated April 26, 1994 regarding acquisition of Republic Pictures Corporation.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SPELLING ENTERTAINMENT GROUP INC.



May 13, 1994                           By: /s/ Thomas P. Carson
                                           ------------------------------------
                                           Thomas P. Carson
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)


                                       By: /s/ Kathleen Coughlan
                                           ------------------------------------
                                           Kathleen Coughlan
                                           Vice President and Corporate
                                           Controller
                                           (Principal Accounting Officer)