Form 10-Q
period 1994-09-30
SPELLING ENTERTAINMENT GROUP INC
filed 1994-11-14
CIK 312667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994 OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                    TO
                                   ------------------   --------------------

                        COMMISSION FILE NUMBER:  1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                               59-0862100
    -------------------------------          ----------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


        5700 WILSHIRE BOULEVARD
        LOS ANGELES, CALIFORNIA                          90036
    -------------------------------                  -------------
(Address of principal executive offices)               (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 965-5700

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No       .
                                               ------      ------

      On November 9, 1994, the registrant had outstanding 87,876,714 shares of Common Stock, $.10 par value.

                      SPELLING ENTERTAINMENT GROUP INC.


                        PART I.  FINANCIAL INFORMATION

                                                                               PAGE
                                                                               ----
ITEM 1.    FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
      September 30, 1994 (Unaudited) and December 31, 1993                       3

Condensed Consolidated Statements of
      Operations - Three Months and Nine Months Ended
      September 30, 1994 and 1993 (Unaudited)                                    4

Condensed Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1994 and 1993 (Unaudited)                  5

Notes to Unaudited Condensed Consolidated Financial Statements                   6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                  15


                          PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                                    20


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                     20

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                           September 30,           December 31,
                                                               1994                    1993
                                                           -------------           ------------
ASSETS:                                                     (Unaudited)
Cash and cash equivalents                                    $ 12,967               $ 12,682
Accounts receivable, net                                      175,223                 93,242
Entertainment product costs, net                              339,503                204,232
Intangible assets                                             380,101                154,983
Other assets                                                   41,823                  9,332
                                                             --------               --------
                                                             $949,617               $474,471
                                                             ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                        $ 62,812               $ 13,275
Accrued participation expense                                  63,914                 57,547
Advance license fees and deferred revenue                      36,689                 14,425
Debt                                                          209,464                 49,580
Income taxes                                                   27,328                  8,121
Net liabilities from discontinued operations                   28,931                 33,669
                                                             --------               --------
    Total Liabilities                                         429,138                176,617
                                                             --------               --------

Minority interest                                               1,366                    --

Commitments and contingent liabilities

Shareholders' Equity:
   Preferred Stock, $.10 par value; authorized
     20,000,000 shares; none outstanding                          --                     --
   Common stock, $.10 par value; authorized
     300,000,000 shares; issued and outstanding
     87,453,707 and 64,504,838 shares, respectively             8,745                  6,450
   Capital in excess of par value                             543,828                342,824
   Accumulated deficit                                        (33,673)               (51,420)
   Cumulative translation adjustment                              213                    --
                                                             --------               --------
     Total Shareholders' Equity                               519,113                297,854
                                                             --------               --------

                                                             $949,617               $474,471
                                                             ========               ========


The accompanying notes are an integral part of these statements.

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                              -------------------        --------------------
                                                                1994       1993            1994        1993
                                                              --------    -------        --------    --------
Revenue                                                       $136,744    $55,082        $301,389    $177,178
Costs and expenses:
   Entertainment product costs                                 116,640     39,276         233,817     127,902
   Selling, general and administrative                          18,175      8,624          36,791      27,065
                                                              --------    -------        --------    --------

Operating income                                                 1,929      7,182          30,781      22,211

Interest income                                                    507        912           1,841       4,929
Interest expense                                                (2,102)    (2,305)         (5,003)     (7,137)
Other income (expense), net                                         56         19              66      (1,252)
                                                              --------    -------        --------    --------

Income from continuing operations
   before income taxes                                             390      5,808          27,685      18,751
Benefit (provision) for income taxes                              (650)     1,674         (12,384)     (4,251)
                                                              --------    -------        --------    --------

Income (loss) from continuing operations before
   minority interest                                              (260)     7,482          15,301      14,500
Minority interest                                                 (271)       --             (271)        --
                                                              --------    -------        --------    --------
Income (loss) from continuing operations                          (531)     7,482          15,030      14,500

Loss from discontinued operations, net                             --         --              --       (3,710)
                                                              --------    -------        --------    --------

Net income (loss)                                                 (531)     7,482          15,030      10,790

Less preferred dividends                                           --         202             --          607
                                                              --------    -------        --------    --------
Net income (loss) applicable to
  common shares                                               $   (531)   $ 7,280        $ 15,030    $ 10,183
                                                              ========    =======        ========    ========

Average number of common shares - primary                       80,283     51,489          71,751      51,157
                                                              ========    =======        ========    ========
Average number of common shares - fully-diluted                 80,283     51,871          72,287      51,835
                                                              ========    =======        ========    ========

Primary and fully-diluted income (loss) per common and
   common equivalent share:
      Continuing operations                                   $  (0.01)   $  0.14        $   0.21    $   0.27
      Discontinued operations                                      --         --              --        (0.07)
                                                              --------    -------        --------    --------
      Net income (loss)                                       $  (0.01)   $  0.14        $   0.21    $   0.20
                                                              ========    =======        ========    ========

The accompanying notes are an integral part of these statements.

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                                1994         1993
                                                                             ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $  15,030     $  10,790
  Adjustments to reconcile net income to cash flows
    from operating activities:
    Amortization of entertainment product costs                                185,442        83,751
    Depreciation and amortization                                                5,003         3,841
    Additions to entertainment product costs                                  (226,058)     (114,994)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                               (46,183)        4,381
      Increase (decrease) in accounts payable
        and accrued expenses                                                    13,431        (1,398)
      Decrease in accrued participation expense                                 (8,381)      (36,105)
      Increase in advance license fees and deferred revenue                     21,717        12,689
      Increase in current and deferred income taxes                             10,043         5,515
      Other, net                                                                (8,047)       (4,755)
                                                                             ---------     ---------
                                                                               (38,003)      (36,285)
                                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                               (2,017)         (578)
  Changes in net liabilities related to
    discontinued operations                                                     (4,739)        1,334
  Payment for purchase of Republic Pictures Corporation,
    net of cash acquired                                                      (101,214)          --
  Cash acquired in acquisition of Virgin Interactive Entertainment plc           2,197           --
                                                                             ---------     ---------
                                                                              (105,773)          756
                                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from Blockbuster Entertainment Corporation                        195,000           --
  Proceeds from borrowings                                                      60,665        35,000
  Repayments of borrowings                                                    (112,566)      (13,500)
  Cash dividends paid                                                           (4,334)       (3,659)
  Proceeds from the issuance of common stock                                     5,296         1,357
                                                                             ---------     ---------
                                                                               144,061        19,198
                                                                             ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   285       (16,331)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                12,682        36,117
                                                                             ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  12,967     $  19,786
                                                                             =========     =========

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

Blockbuster Entertainment Corporation ("BEC") indirectly owned approximately 78% of the Company's outstanding common stock ("Common Stock") at September 29, 1994 (see Note 2 regarding the issuance of Common Stock in connection with the acquisition of Virgin Interactive Entertainment plc ("VIE")). Effective as of that date, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. Upon the closing of the merger, which was approved by the shareholders of Viacom and BEC, Viacom indirectly owned approximately 78% of the Company's Common Stock.

2.    MERGER AND ACQUISITION

On April 26, 1994, DE Acquisition Corporation, a wholly-owned subsidiary of the Company, merged (the "Merger") with and into Republic Pictures Corporation ("Republic"). As a result of the Merger, Republic became a wholly-owned subsidiary of the Company, and each share of the common stock of Republic (the "Republic Common Stock") outstanding immediately prior to the Merger was converted into the right to receive $13.00 in cash, without interest.

Immediately prior to the Merger, BEC indirectly owned 2,550,000 shares of Republic Common Stock and warrants to purchase 810,000 additional shares of Republic Common Stock at an exercise price of $11.50 per share. In accordance with the terms of the Merger, the Company purchased the 2,550,000 shares of Republic Common Stock from BEC for $33,150,000 and the warrants owned by BEC were converted into warrants to purchase

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

1,337,148 shares of the Company's Common Stock at an exercise price of $6.97 per share.

On July 30, 1994, the Company, BEC and Blockbuster Interactive
Entertainment, Inc. ("BIEI"), a wholly-owned subsidiary of BEC, entered into an exchange agreement (the "Exchange Agreement") and consummated the transactions contemplated thereby (the "Acquisition"). Pursuant to the Exchange Agreement, BIEI delivered to the Company 8,686,984 ordinary shares (the "Ordinary Shares") of VIE and an option to acquire 550,000 Ordinary Shares of VIE (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. BIEI had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 90% of VIE's Ordinary Shares.

The Company has generally accounted for the Merger and the Acquisition under the purchase method of accounting. However, with respect to the Merger, the Company has recorded an adjustment of $6,670,000 to shareholders' equity (see Note 5) to reflect the excess of the cash consideration paid for BEC's ownership interest in Republic Common Stock over BEC's carrying value for such interest. Further, because BEC controlled both the Company and VIE at the time of the Acquisition, the Company's purchase price for the VIE Interests has been determined by reference to the purchase price paid by BIEI for the VIE Interests.

The assets and liabilities of Republic and VIE are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 1994 primarily at predecessor historical cost, with the preliminary differences between purchase price and predecessor cost being included in intangible assets. The Company is in the process of evaluating the assets and liabilities of Republic and VIE, and when such valuations and purchase price allocations have been completed, the acquired assets and liabilities will be stated at fair value. The excess of the purchase price over net assets and liabilities acquired is being amortized on a straight-line basis over forty years.

The results of operations of Republic since April 26, 1994, and the results of operations of VIE since July 30, 1994, are included in the accompanying unaudited condensed consolidated statements of operations. The following table presents the pro forma results of operations assuming that the Merger and the Acquisition had both occurred on January 1, 1993. This pro forma information does not purport to be indicative of the results that actually would have been obtained had the Merger and the Acquisition occurred at such date, or to be a projection of future results.

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
             (000's omitted in all tables except per share data)
                                 (Continued)

                                                            Nine Months Ended
                                                              September 30,
                                                         ------------------------
                                                           1994            1993
                                                         --------        --------
   Revenue                                               $374,849        $325,268
   Net income from continuing operations                    6,638          17,395
   Net income per share from continuing
     operations-basic                                        0.08            0.20

3. ENTERTAINMENT PRODUCT COSTS

Entertainment product costs include production or acquisition costs (including advance payments to producers), capitalized overhead and interest, prints and advertising expected to benefit future periods. These costs are amortized, and third party participations and residuals are accrued, on an individual product basis in the ratio that current year gross revenue bears to estimated future gross revenue.

Entertainment product costs are stated at the lower of cost less amortization or estimated net realizable value on an individual product basis. Estimates of total gross revenue, costs and participations are reviewed quarterly and revised as necessary. When estimates of total revenue and costs indicate that there will be an ultimate loss with respect to a specific product, additional amortization is provided to fully recognize such loss in that period.

Entertainment product costs consisted of the following:

                                                       September 30,           December 31,
                                                           1994                    1993
                                                       -------------           ------------
   Entertainment product costs:
     Released                                            $102,959                 $ 92,533
     In process and other                                  55,424                   22,009
   Entertainment product rights                           181,120                   89,690
                                                        ---------                 --------
                                                         $339,503                 $204,232
                                                         ========                 ========

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
             (000's omitted in all tables except per share data)
                                 (Continued)

4.   DEBT

Debt consisted of the following:

                                                     September 30,         December 31,
                                                         1994                  1993
                                                     -------------         ------------
Revolving credit facility, interest at
  5.88% at September 30, 1994                          $ 68,500               $   --
Multi-currency credit facility, average
  interest at 5.73% at September 30, 1994                40,964                   --
Term loan, interest at 6.625%
  at September 30, 1994                                 100,000                   --
Bank term loans, interest at
  5.62% at December 31, 1993                                --                 49,580
                                                       --------               -------
                                                       $209,464               $49,580
                                                       ========               =======

In January 1994, the Company entered into a three-year credit agreement with BEC (the "BEC Facility"). The BEC Facility provides for (i) a three-year term loan facility of $100,000,000 to fund the Company's merger with Republic
(see Note 2) and (ii) a revolving credit facility of $75,000,000 due June 1997 to fund the Company's working capital and other requirements. Under the BEC Facility, the Company pays an annual fee of 0.175% of the unused portion of the revolving credit facility and certain facility and administration fees; interest on the revolving facility is payable at LIBOR plus 1.0%.

Borrowings under the BEC Facility are secured by all of the assets of the Company. Further, the Company guaranteed the obligations of BEC under BEC's credit facility to the extent of the Company's borrowings from BEC under the BEC Facility. The fees and interest rate applicable to the revolving credit portion of the BEC Facility are subject to renegotiation upon the termination, repayment or restructuring of BEC's facility, and the entire amount outstanding under the BEC Facility may be accelerated if BEC's facility were accelerated by its lenders.

As a result of the merger of BEC with and into Viacom, Viacom succeeded to BEC's position under the BEC Facility. Additionally, in connection with the BEC/Viacom merger, BEC's credit facilities were repaid and terminated, thereby also terminating the Company's guarantee of such facilities. The Company has been advised that Viacom's overall financing costs under its newly restructured credit facilities are higher than those under BEC's prior credit facilities. The Company has entered into discussions with Viacom regarding the fees and interest rate payable by the Company under the revolving credit portion of the BEC Facility, as well as a possible increase in the amount of the revolving credit facility in order to replace certain VIE credit facilities (see below).

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

On September 8, 1993, a wholly-owned subsidiary of VIE ("VIE-UK") established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of VIE-UK. Following the Acquisition (see Note 2), the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. Advances under the credit facility bear interest at the bank's prime rate plus 1% and are due on demand.

On December 23, 1993, a wholly-owned subsidiary of VIE ("VIE-U.S.") established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Acquisition, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by BEC (now Viacom). All outstanding borrowings under the Credit Agreement are due December 31, 1994. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates; additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. The Credit Agreement is secured by substantially all of the assets of VIE-U.S.

As of September 30, 1994, the Company had $39,265,000 in letters of credit outstanding under the UK Facility and the Credit Agreement to guarantee its purchases of interactive entertainment product.

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
             (000's omitted in all tables except per share data)
                                 (Continued)

5.       SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:


                                                        Capital in                      Cumulative
                                              Common     Excess of     Accumulated     Translation
                                               Stock     Par Value       Deficit        Adjusment      Total
                                              ------    ----------     -----------     -----------   ---------
Balance at
  December 31, 1993                           $6,450     $342,824       $(51,420)         $--         $297,854
Sales of common stock                             94        5,353            --            --            5,447
Acquisition of Republic                          --        (6,670)           --            --           (6,670)
Acquisition of VIE                             2,201      202,321            --            --          204,522
Unrealized holding gain, net                     --           --           7,051           --            7,051
Cash dividends                                   --           --          (4,334)          --           (4,334)
Net income for the period                        --           --          15,030           --           15,030
Cumulative translation adjustment                --           --             --            213             213
                                              ------     --------       --------          ----        --------
Balance at September 30, 1994                 $8,745     $543,828       $(33,673)         $213        $519,113
                                              ======     ========       ========          ====        ========


At the Company's Annual Meeting of Stockholders on May 17, 1994, the Stockholders approved an increase in the number of authorized shares of the Company's Common Stock from 200,000,000 to 300,000,000.

Cash dividends of two cents and six cents per common share were declared and paid during the three months and nine months ended September 30, 1994, respectively. On November 11, 1994, the Company's board of directors voted to discontinue the quarterly dividend.

The Company recorded an adjustment of $6,670,000 to capital in excess of par value during the nine months ended September 30, 1994 to reflect the excess of the cash consideration paid for BEC's ownership interest in Republic (see Note
2) over BEC's carrying value for such interest.

See Note 2 regarding the issuance of 22,015,062 shares of the Company's Common Stock in connection with the Acquisition.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to adjust the carrying value of a common stock investment, which is classified as "available for sale" under the applicable provisions of SFAS No. 115, to fair market value with a corresponding adjustment (net of tax) of $7,051,000 to Shareholder's Equity. Such investment is included in other assets.

6.   INCOME TAXES

The Company adopted SFAS 109 effective January 1993. In the first quarter of 1993, the Company recorded deferred tax assets and liabilities with respect to
(i) tax attribute carryforwards and (ii) differences in financial and tax reporting for the Company's assets and liabilities. Prior management of the Company also recorded a valuation reserve with respect to the deferred tax assets arising from certain of its carryforwards based on its assessment (under the criteria of SFAS 109) of the realizability of such assets in future periods.

In the third quarter of 1993, management of the Company reassessed (under the criteria of SFAS 109) the realizability of the tax attribute carryforwards in light of factors arising from, or related to, the acquisition of a majority of the Company's Common Stock by BEC. Based on this reassessment, the Company reduced the valuation reserve by approximately $4,200,000, and reflected a corresponding benefit in its income tax provision for the third quarter of 1993. Giving effect to this adjustment, the Company recorded a net tax benefit of $1,674,000 in the third quarter. The remaining estimated annual effective income tax rate in 1993 primarily represents a provision for foreign income taxes.

There has been no similar adjustment to the valuation reserve during 1994. The Company has provided for income taxes based on its estimated annual effective income tax rate. Such annual rate has been adjusted to reflect the operations of Republic and VIE.

7.   NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common and common equivalent share amounts are based on the weighted average number of common shares outstanding plus (when dilutive) the effect of stock options and warrants during the respective periods. The number of shares of Common Stock outstanding during the third quarter of 1994 were substantially higher than in the third quarter of 1993 due to the issuance of shares in connection with the Merger and the Acquisition.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

8.   DISCONTINUED OPERATIONS

In March 1993, the Company made a one-time payment of $5,000,000 for insurance-type excess loss protection to cover certain costs the Company may have to pay in resolving environmental and bankruptcy related claims over a twelve year period. The indemnity covers up to $35,000,000 of such liabilities in excess of a threshold of $25,000,000, subject to certain adjustments. The payment was expensed as part of the loss from discontinued operations in 1993, net of the income tax benefit expected to be realized from the loss.

9.   LEGAL MATTERS

Substantially all litigation and claims against the Company as of the dates of its bankruptcy filings, other than disputed claims which remain pending, were settled and discharged under settlement agreements or plans of reorganization confirmed by the Bankruptcy Court. The Company continues to be involved in a number of legal actions including threatened claims and pending litigation from matters such as contract disputes, environmental clean-up assessments and damages from alleged dioxin contamination. Some of the parties involved in such actions seek significant amounts of damages. While the results of such actions cannot be predicted with certainty, based upon its knowledge of the facts and circumstances and applicable laws, as well as the insurance-type arrangement described in Note 8, the Company believes that the ultimate resolution of all disputed claims, pending litigation and threatened claims will not have a material adverse effect on its financial condition and results of operations.

On July 8, 1994, the U.S. District Court denied the Company's motion for reconsideration of its earlier summary judgement in respect of insurance coverage for dioxin claims. The Company has filed an appeal.

On September 13, 1993, five class action lawsuits were filed in the Delaware Chancery Court against the Company, Republic, BEC and the members of the Board of Directors of Republic. These actions were later consolidated into "In Re Republic Pictures Corp. et al," C.A. No. 13122 (the "Action"). The Action named as defendants the Company, Republic, BEC and the

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
              (000's omitted in all tables except per share data)
                                  (Continued)

members of the Board of Directors of Republic. The plaintiffs in the Action challenged the merger between Republic and the Company and sought certification as a class action on behalf of all common stockholders of Republic (other than defendants and their affiliates) and further sought to recover damages. Pursuant to a Stipulation and Agreement of Compromise, Settlement and Release dated July 12, 1994 among the parties, on October 5, 1994 the Court entered an Order and Final Judgement that, among other things, certified the action as a class action on behalf of all persons who were shareholders of record or beneficial owners of shares of Republic during September 13, 1993 through April 27, 1994 (other than defendants and their affiliates), and their successors in interest or transferees, and dismissed the action with prejudice.

10.    RELATED PARTY TRANSACTIONS

See Note 4 regarding the Company's credit facility with Viacom. The Company paid interest and fees to BEC of $2,511,000 and $4,501,000 during the three months and nine months ended September 30, 1994, respectively, in connection with this facility.

As of September 30, 1994, the Company had a net payable to BEC of $280,000 for various services such as accounting, legal and tax services. Such amount also includes amounts charged by BEC for management services provided to the Company by BEC employees. In addition, the Company recorded sales of $1,535,000 to BEC for related video and interactive entertainment product for the three months ended September 30, 1994. At such date the Company had a net payable of $1,000,000 relating primarily to returns of video product from BEC.

See Notes 2 and 5 regarding the acquisition by the Company of the Republic Common Stock held by BEC and the conversion of the Republic warrants held by BEC into warrants to acquire shares of the Company's Common Stock.

See Notes 2 and 5 regarding the acquisition of approximately 90 percent ownership of VIE from BIEI, in exchange for 22,015,062 shares of the Company's Common Stock.

A director of the Company previously held $18,287,500 of the Company's 10% Senior Subordinated Notes ("10% Notes"). The Company paid interest of $914,375 on its 10% Notes during the nine months ended September 30, 1993. The Company repurchased its 10% Notes in the fourth quarter of 1993.

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the related notes thereto. References to Notes refer to the notes to such statements.

RESULTS OF CONTINUING OPERATIONS

The results of operations for any period are significantly affected by the quantity and performance of the Company's entertainment product which is licensed to, and available for exhibition by, licensees in various media and territories. Consequently, results of operations may vary significantly between periods, and the results of operations in any one period may not be indicative of results of operations in future periods.

As a result of the acquisitions of Republic and VIE, the Company anticipates a significant increase in revenue, particularly from the home video and interactive entertainment markets.

REVENUE

The following table sets forth the components of revenue from the Company's major markets (in thousands):

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                       -----------------------       ---------------------
                                                         1994           1993           1994         1993
                                                       --------        -------       --------      -------
   Network                                              $20,832        $ 9,347       $ 75,501      $ 45,914
   Home video                                            22,095          1,623         41,961         8,164
   International film distribution                        6,243          1,516         10,458         8,953
   Licensing and merchandising                            4,308          4,703         13,405        10,919
   Interactive entertainment                             33,818            --          33,818           --
   Other distribution                                    49,448         37,893        126,246       103,228
                                                       --------        -------       --------      --------
                                                       $136,744        $55,082       $301,389      $177,178
                                                       ========        =======       ========      ========

Television programming revenue is derived from network license fees, first-run syndication sales and license fees arising from domestic and international television licensing agreements. During the initial years of a dramatic television series, network and international license fees normally approximate the production costs of the series, and accordingly the Company recognizes only minimal profit or loss during this period. During the initial years of a comedy television series, such license fees normally are less than the production costs, and the Company recognizes this difference as a loss on a current basis. Once a sufficient number of episodes of a series have been produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to realize a profit with respect to the series.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Television programming network revenue increased $11,485,000 and $29,587,000 for the three and nine month periods ended September 30, 1994, respectively, from the comparable periods in 1993. A significant portion of the increase resulted from the licensing of four new series, "Burke's Law," "Winnetka Road," "Models, Inc." and "Madman of the People."

Home video revenue increased $20,472,000 and $33,797,000 for the three and nine month periods ended September 30, 1994, respectively, from the comparable periods in 1993, primarily as a result of the merger of the operations of Republic. International film distribution revenue increased in the 1994 periods due to an increase in the number of films in active distribution. Other distribution revenue increased $11,555,000 and $23,018,000 in the 1994 periods, respectively, primarily as a result of increases in (i) international cable revenue with respect to the Company's library and (ii) worldwide television revenue from exploitation of the Republic library. Revenue from interactive entertainment product resulted from the acquisition of VIE during the third quarter of 1994. A significant portion of the interactive entertainment product revenue is denominated in foreign currencies and as such is subject to exchange fluctuations. The Company from time to time hedges its position in such foreign currencies.

ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and third party participations. The increases in such costs of $77,364,000 and $105,915,000 during the three and nine month periods ended September 30, 1994, respectively, as compared to the same periods in 1993, resulted primarily from the increases in revenue described above. However, during the three months ended September 30, 1994, the Company also provided approximately $11,000,000 in additional amortization with respect to losses expected to be incurred on certain of its television programming, primarily first-run syndication. In the prior year period, there was a minor provision.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $9,551,000 and $9,726,000 during the three and nine month periods ended September 30, 1994, compared to the same periods of 1993. The principal reason for these increases was the addition of the operations of Republic and VIE.

INTEREST EXPENSE

Interest expense decreased $2,134,000 during the nine month period ended September 30, 1994 in comparison to the prior year period, as a result of lower total indebtedness prior to the merger with Republic and lower average effective interest rates. In April 1994, the Company

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

borrowed $100,000,000 in connection with the merger with Republic. Consequently, the Company expects to have higher levels of total indebtedness resulting in higher interest expense during the remainder of 1994 and later years.

PROVISION FOR INCOME TAXES

Effective January 1993 the Company adopted SFAS 109, which changed its method of accounting for income taxes. The effect of this adoption did not have a material effect on the accompanying unaudited condensed consolidated financial statements. The increases in the provision for income taxes for the three and nine month periods ended September 30, 1994, respectively, in comparison to the comparable periods in 1993, resulted primarily from the increase in income from continuing operations, increase in certain non-deductible expenses, and the adjustment for the realization of certain tax attributes recognized in the third quarter of 1993. The effective rates of income tax expense for the periods presented are based upon the Company's anticipated annual effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the production costs of the Company's network television programming is financed through network license fees received during production. The Company generally expects to recover any excess of its production costs over the related network license fees from initial international licensing revenue, with additional domestic and international revenue to be expected in later years. On the other hand, the Company must finance the entire production costs of its first-run syndication programming until it realizes domestic barter revenue and international licensing fees.

Obtaining the rights to distribute third party entertainment product often requires the Company to make advance payments to third parties as a guarantee of the net receipts to be earned by the third parties from such distribution. The Company enters into license agreements during or shortly after the production period for a specific product and thus expects to recoup its entire investment within a reasonably short period of time. To the extent that capital resources are required to cover working capital deficits arising from internally produced television programming or advances for acquired product, the Company has historically financed its requirements through operating cash flow and borrowings under its credit facilities.

On October 5, 1993, the Company sold 13,362,215 shares of Common Stock to BEC in exchange for 3,652,542 shares of BEC common stock. This sale was negotiated in

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

connection with the Company's merger with Republic. The BEC shares were subsequently resold, with the Company realizing approximately $100,445,000 in cash. During 1993, the Company used such funds to redeem its 12% Subordinated Debentures and Preferred Stock, as well as to pay down a substantial portion of its bank debt and prepay its 10% Notes.

The Company has credit facilities with BEC (now Viacom) and several banks. The Company used the BEC Facility to fund its merger with Republic, and uses all three facilities to fund its ongoing operational requirements. Additionally, as of September 30, 1994, the Company had outstanding $39,265,000 in letters of credit guaranteeing certain of its purchases of interactive entertainment product.

The Company is currently evaluating its overall capital requirements, including those resulting from its recent acquisitions of the operations of Republic and VIE, and has entered into discussions with Viacom regarding a possible increase in the BEC Facility in order to restructure or eliminate its other credit facilities. Further, the Company has been exploring, and believes it can obtain, credit arrangements with third parties under terms and conditions not materially different from the BEC Facility. Under either alternative, the Company believes that its capital resources available from operations and its credit facilities will be sufficient to fund its ongoing operations and capital requirements.

On July 30, 1994, the Company issued 22,015,062 shares of Common Stock to BIEI in exchange for approximately 90% of the common stock of VIE.


DISCONTINUED OPERATIONS

The Company previously sold its oil operations; accordingly, such operations are reported as discontinued in the accompanying financial statements.

During the three months ended March 31, 1993, the Company made a one-time payment of $5,000,000 for insurance-type excess loss protection to cover certain costs the Company may have to pay in resolving environmental and bankruptcy related claims over a twelve year period. Discontinued operations in 1993 also included approximately $500,000 of legal and administrative costs attributable to the Company's former oil operations. See Notes 8 and 9 for a further discussion of outstanding liabilities and reserves related to former operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

UNCERTAINTIES

The Company continues to be involved in a number of legal actions including threatened claims and pending litigation from matters such as contract disputes, environmental clean-up assessments and damages from alleged dioxin contamination. Some of the parties involved in such actions seek significant amounts of damages. While the results of such actions cannot be predicted with certainty, based upon its knowledge of the facts and circumstances and applicable laws, as well as the insurance-type arrangement, management believes that the ultimate resolution of all disputed claims, pending litigation and threatened claims will not have a material adverse effect on the Company's financial condition or results of operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES


                                    PART II.


ITEM 1.  LEGAL PROCEEDINGS

See Note 9 for information concerning an environmental claim relating to the Company's discontinued operations and shareholder litigation relating to the Company's merger with Republic.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

             11     Computation of net income (loss) per common share.

             27     Financial Data Schedule

(b)    Reports on Form 8-K:

             (1) Form 8-K dated July 30, 1994 (as amended by Form 8-K/A dated July 30, 1994 and filed with the Commission on October 13, 1994) regarding consummation of exchange transaction with Blockbuster Entertainment Corporation in which shares of the Company's common stock were exchanged for ordinary shares of Virgin Interactive Entertainment plc.

             (2) Form 8-K dated August 23, 1994 regarding proposed merger of Blockbuster Entertainment Corporation with Viacom Inc.

             (3) Form 8-K dated September 29, 1994 regarding change in control of the Company resulting from consummation of merger of Blockbuster Entertainment Corporation with Viacom Inc.

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SPELLING ENTERTAINMENT GROUP INC.



November 14, 1994            By:
                                -----------------------------------------------
                                Thomas P. Carson
                                Executive Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer)


                             By:
                                -----------------------------------------------
                                Kathleen Coughlan
                                Senior Vice President and Corporate Controller (Principal Accounting Officer)