Form 10-K
SPELLING ENTERTAINMENT GROUP INC
filed 1995-03-31
CIK 312667

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

                   FOR FISCAL YEAR ENDED DECEMBER 31, 1994 OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ____________________


                        COMMISSION FILE NUMBER:  1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                                      59-0862100
   ----------------------------------           ------------------------------------
    (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        5700 WILSHIRE BOULEVARD
        LOS ANGELES, CALIFORNIA                                  90036
-----------------------------------------                    -------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 965-5700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------               -----------------------------------------
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
                                               -----     -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         On March 24, 1995, the registrant had 88,291,950 outstanding shares of Common Stock, $.10 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $211,337,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III - Portions of Registrant's Proxy Statement relating to the 1995 Annual Meeting of Shareholders on May 23, 1995.

         Part IV - Portions of previously filed reports and registration statements.
================================================================================

                       SPELLING ENTERTAINMENT GROUP INC.


                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                          PAGE
                                                                          ----
                                    PART I

Item  1.   Business                                                         2
Item  2.   Properties                                                      15
Item  3.   Legal Proceedings                                               15
Item  4.   Submission of Matters to a Vote of Security Holders             16

                                    PART II

Item  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                           17
Item  6.   Selected Financial Data                                         18
Item  7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          19
Item  8.   Financial Statements and Supplementary Data                     27
Item  9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                        57

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant              58
Item 11.   Executive Compensation                                          58
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                58
Item 13.   Certain Relationships and Related Transactions                  58

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                  59

ITEM 1.  BUSINESS

INTRODUCTION

Spelling Entertainment Group Inc. (the "Company") is a fully-integrated producer and distributor of television series, mini-series, movies-for-television, interactive video games and feature films (collectively referred to hereinafter as "entertainment product"). The Company has an extensive library of entertainment product, which it distributes worldwide. The Company also licenses and otherwise exploits ancillary rights in this product, such as music and merchandising rights. Unless the context indicates otherwise, "Spelling" or the "Company" refers to Spelling Entertainment Group Inc. and its subsidiaries.

The Company began production and distribution of entertainment product when it acquired 82% of Spelling Entertainment Inc. ("SEI") in May 1991. It acquired the remaining shares of SEI in July 1992. The Company acquired, by merger, all of the stock of Republic Entertainment Inc. (formerly Republic Pictures Corporation, hereinafter "Republic") on April 26, 1994 and approximately 90% of the ordinary shares of Virgin Interactive Entertainment Limited ("VIEL") on July 30, 1994. (See Note 2 to the Company's Consolidated Financial Statements; references to Notes hereinafter are to the notes to such financial statements.)

The Company's production operations are conducted by Spelling Television Inc. and its subsidiaries ("Spelling Television"); Big Ticket Television Inc. and its subsidiaries ("Big Ticket Television"); Laurel Entertainment, Inc. and its subsidiaries ("Laurel"); Spelling Films International Inc. ("Spelling Films"); and VIEL and its subsidiaries (collectively, "VIE"). Distribution operations are conducted by Spelling Films; Republic and its subsidiaries; Worldvision Enterprises, Inc. and its subsidiaries ("Worldvision"); and VIE. The Company's licensing and merchandising operations are conducted by Hamilton Projects, Inc. ("Hamilton Projects").

The Company was formerly engaged in petroleum marketing operations, but substantially all of its remaining operations in this area were sold in 1992. (See Note 10.) Currently, the Company operates in a single industry segment, the entertainment industry. (See Note 13.)

Approximately 48% of the Company's Common Stock was owned by American Financial Corporation and its subsidiaries ("AFC") until March 31, 1993, when AFC sold the Common Stock it owned to Blockbuster Entertainment Corporation ("BEC").
BEC acquired additional Common Stock during 1993 and 1994, both from third parties and from the Company. (See Note 6.) Effective as of September 29, 1994, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, Viacom currently owns approximately 77% of the Company's Common Stock.

Spelling (formerly The Charter Company) was incorporated in Florida in 1959 and has its principal executive offices at 5700 Wilshire Boulevard, Los Angeles, California 90036, telephone (213) 965-5700. A proposal will be presented at the 1995 Annual Meeting of Shareholders to change the state of incorporation of the Company to Delaware.

DEVELOPMENT AND PRODUCTION

NETWORK PROGRAMMING

Aaron Spelling, Chairman and Chief Executive Officer of Spelling
Television, has a history of successful network television production, including nearly 3,000 hours of television series, movies-for-television, mini-series and pilots, as well as feature films. In association with a variety of partnerships, Aaron Spelling has consistently been one of the industry's most creative and prolific producers of network television programming, producing such successful series as "Beverly Hills, 90210," "Melrose Place," "The Love Boat," "Dynasty," "Hotel," "Vegas" and "Matt Houston." He has also produced "Fantasy Island," "Charlie's Angels," "Starsky and Hutch," "Family" and "Hart to Hart," in which the Company no longer has any financial interest.

Big Ticket Television was established in November 1994 primarily to develop and produce half-hour comedy programming for the networks, but also to develop and produce programming for cable and first-run syndication television (see below). Big Ticket Television has or has had projects in development at the four networks (ABC, NBC, CBS and FBC) as well as the recently launched United Paramount Network ("UPN") and Warner Broadcasting ("WB"). It will be producing twenty-six episodes of an original nighttime comedy entitled "Night Stand," to be distributed by Worldvision, which will premiere across the country in September 1995 in first-run syndication.

Scripts for potential television programming are usually developed in conjunction with and submitted to a network for review. If the network accepts the script, it will typically order production of the programming, for which it will pay the Company a negotiated fixed license fee. If the network decides to order a series, the license agreement generally provides for a minimum number of episodes to be delivered, with the network having certain rights to order additional episodes. The license agreement normally grants the network the right to exhibit the episodes a limited number of times in the United States during the license period; all other ownership and distribution rights are retained by the Company, subject to certain network-related holdbacks. Network license fees are normally less than the Company's costs of producing the related programming, resulting in a deficit for the Company. In recent years, the size of the series deficits incurred by the Company has generally increased as escalations in license fees have failed to keep pace with escalations in production costs. However, in the case of its drama series, the Company has been successful in obtaining revenue from Worldvision's international sales efforts to substantially offset such production deficits. See "Distribution."

Spelling Television is currently producing three one-hour drama television series, all of which are licensed to FBC. "Beverly Hills, 90210," which is currently in its fifth season, has been ordered by FBC for an additional two seasons. "Melrose Place," which debuted as a spin-off of "Beverly Hills, 90210," is now in its third season, and has also been ordered by FBC for two additional seasons. "Models Inc." debuted in the summer of 1994 as a spin-off of

"Melrose Place." Spelling Television also produced a total of 26 episodes of "Burke's Law," a one-hour drama for CBS; 16 episodes of "Madman of the People," a half-hour comedy for NBC; and "James A. Michener's TEXAS ("Texas")," a four-hour mini-series for ABC.

In 1993, Laurel produced "The Stand," an eight-hour mini-series based on one of Stephen King's best selling books, which aired on ABC in May 1994. In 1994, Laurel produced a four-hour mini-series, "The Langoliers," based on another Stephen King novel, which is expected to air in May 1995. In late 1994, the Company ceased operating Laurel as a separate entity, and its development projects were assumed by other units of the Company.

Worldvision acquires programming by financing a portion of third-party production costs in exchange for certain distribution rights. Worldvision is currently financing the production of two one-hour television series which are being produced by Spelling Television for airing initially in the first-run syndication market. See "First-Run Syndicated Programming."

The Company had revenue from FBC in 1994, 1993 and 1992 representing 15%, 22% and 22% of revenue, respectively.

FIRST-RUN SYNDICATED PROGRAMMING

First-run syndicated television series are produced and sold directly to television stations in the United States without any prior network broadcast. These programs are licensed to individual or groups of television stations, on a market by market basis, in contrast to network distribution, which provides centralized access to a national audience.

In first-run syndication, product is licensed in exchange for cash payments, advertising time ("barter") or a combination of both. In cash licensing, a broadcaster normally agrees to pay a fixed license fee in one or more installments in exchange for the right to broadcast the product a specified number of times over an agreed upon term. Where product is licensed on a barter basis, a broadcaster agrees to give the producer a specified amount of advertising time, which the producer subsequently sells.

As compared to programming produced for the network, the Company exercises greater control over creative and production decisions related to its first-run syndicated programming. However, there is much greater financial risk associated with such programming, as there is no third-party network to share the production costs. While the license fees paid by a network for television programming are fixed by contract, barter revenue derived from distribution of first-run syndicated programming is not fixed in amount, but varies depending on the ratings success of the programming. Such ratings may vary significantly between individual programs as well as types of programs. Even when a first-run syndicated program is ultimately successful, during the initial years of the program its revenue is often less than the Company's costs of producing the program. However, if a program has strong ratings, the advertising revenue which may be realized by the Company through its barter arrangements could be substantial.

Worldvision is currently distributing in first-run barter syndication two one-hour drama series, "Robin's Hoods" and "University Hospital," both produced by Spelling Television. "University Hospital" is a mid-season replacement for a prior series which ceased production because it did not have sufficient commercial appeal. Worldvision is distributing these programs in international television markets for cash license fees.

INTERACTIVE ENTERTAINMENT

The interactive entertainment market in which the Company competes consists primarily of video games for use on Nintendo and Sega and other home entertainment systems, as well as for use on multimedia personal computers. There has been an ongoing evolution in hardware platforms. Nintendo and Sega have improved their hardware platforms to increasing levels of sophistication and other hardware manufacturers (e.g., 3DO, Sony, Apple, Atari, etc.) seek to compete with them for market share. In recent years an increasing number of games have been developed for use on systems equipped with CD-ROM drives, instead of cartridges and floppy disks. As compared to games developed for cartridge platforms, games developed for CD-based platforms require a significantly longer development period, and accordingly the Company's development costs for each game are proportionately higher. However, the cost of manufacturing the individual games for CD-based platforms is significantly lower than the cost of manufacturing game cartridges, thereby often offsetting the additional development costs. VIE's strategy is to develop content that is platform independent and adapt these titles to different commercially successful platforms in order to minimize its reliance on the success of any one hardware system. This strategy minimizes the risk associated with platform failure or obsolescence.

The Company believes that VIE's entertainment product must become increasingly sophisticated and challenging in order to remain competitive in meeting consumer expectations. In order to meet these expectations, VIE has been expanding its internal resources to develop and produce (publish) titles over a wide range of genres including action, strategy, sports simulation, role-playing and licensed character-based games. VIE's internal development gives it the control to enable it to improve its design capabilities, better manage the development process and create and enhance unique tools and techniques relating to key and emerging technologies. While VIE will occasionally distribute edutainment or infotainment product created by third parties, it does not develop or publish these types of products.

In addition to its internal product development, VIE continues to obtain a considerable portion of its entertainment product from third-party software developers. Development agreements are established for each project, either on a work-for-hire basis, whereby flat fees are paid to the developer, or under a royalty arrangement, whereby advances are paid to the developer against royalties to be earned from the exploitation of the related product.

VIE also seeks to obtain licenses for properties which enjoy a high degree of consumer awareness, in order to incorporate these licensed characters, trademarks, themes and/or personalities into its products to capitalize on their name recognition. Many of VIE's designs and products have been inspired by well-known animated and feature films, famous sports personalities, prominent corporate logos and popular board games.

During 1994, VIE released, among other titles, "The Lion King," "Jungle Book," "NASCAR Racing," "Creature Shock," "Lands of Lore," "Monopoly" and "Scrabble." During 1995, VIE expects to release, among other titles, "11th Hour," "Command & Conquer," "Daedelus Encounter" and "Lands of Lore 2."

FEATURE FILMS

Spelling Films primarily engages in the distribution of feature films in the international marketplace. Spelling Films typically acquires all international distribution rights to such films by agreeing to pay a guaranteed advance to the producer against the producer's share of distribution receipts. Such advances are normally payable by Spelling Films upon completion and delivery of the films by the producers.

Spelling Films is presently increasing the number of feature films it will distribute. It has initiated the development of projects in conjunction with domestic studios, whereby Spelling Films will co-finance the production costs of such films and distribute them in the international marketplace. Spelling Films is also developing various other projects with the intention of fully financing their production, and retaining distribution rights on a worldwide basis.

Republic acquires distribution rights to entertainment product primarily for initial release in the domestic videocassette market, in exchange for the payment of guaranteed advances upon completion and delivery of the product. Generally, the production budget for this product is in the range of $1,500,000 to $3,000,000 per film, and the guaranteed advance payable by Republic is normally a percentage of the film's production cost, proportionate to the distribution rights and territories it acquires.

DISTRIBUTION

In addition to its production activities, the Company is actively engaged in the worldwide distribution of entertainment product, either directly or through subdistributors. Historically, the Company's distribution activities have focused on the distribution of its network television programming. However, with the formation of Spelling Films and the acquisition of Republic and VIE, the Company's distribution activities have been extended to include both feature films and interactive entertainment product. As a result of these activities, as of December 31, 1994, the Company had contractual agreements with licensees covering entertainment product which provide for approximately $237,792,000 in future revenue, approximately half of which is expected to be recognized after 1995. As of December 31, 1993, the Company had contractual agreements which provided for approximately $161,526,000 in future revenue.

THEATRICAL DISTRIBUTION

Spelling Films generally sells or licenses the theatrical, home video and/or television rights to its films to various international subdistributors in each territory in exchange for a guaranteed advance plus, in most cases, a share of future profits. In some cases, Spelling Films alternatively may elect to enter into a distribution arrangement in certain territories. In those instances, Spelling Films receives no advance; however, the subdistributor retains a lower distribution fee and Spelling Films receives the balance of any revenue generated. In certain cases where Spelling Films is able to retain the television rights, Worldvision handles television distribution for Spelling Films.

To the extent that Spelling Films and/or Republic desire to exploit feature films in the United States and Canadian theatrical markets, they will engage a third party to handle such distribution.

HOME VIDEO DISTRIBUTION

Republic has been engaged in the distribution of entertainment product for over sixty years. Its library includes more than 1,400 films and over 1,000 hours of off-network television programs, as well as certain distribution rights to over 2,000 hours of pre-1974 NBC television series and specials
("Republic Library"). Republic currently handles the marketing and sale, either directly or through licensees, of all the Company's entertainment product in the worldwide videocassette market.

Domestically, the videocassettes are sold to independent wholesalers for resale to retail outlets, or in some instances directly to retailers. Internationally, the Company licenses third parties to distribute its product in the home video market, generally in exchange for a minimum guarantee against a royalty. The Republic Library has previously been licensed in most territories outside of North America, and little additional revenue is anticipated in this regard.

TELEVISION DISTRIBUTION

Worldvision has been engaged in the distribution of entertainment product in the worldwide television market for over thirty-five years, originally serving as the distribution arm of the ABC network. Today, Worldvision is a leading worldwide distributor with rights to more than 8,000 hours of television programming available for domestic television distribution and more than 18,000 hours of television programming for international television distribution, including both the original ABC library and the original NBC library recently acquired through Republic. Worldvision currently distributes such programming in 110 countries through offices or representatives in New York, Chicago, Atlanta, Los Angeles, London, Paris, Rome, Toronto, Sydney, Tokyo and Rio de Janeiro.

INTERNATIONAL TELEVISION DISTRIBUTION. Demand for American-made entertainment product in international markets has increased in recent years due to the increase in the number of international television stations, cable systems and satellite delivery systems in those markets and, in some territories, the privatization of the local television industry. The Company typically begins to earn international television revenue from its television programming during the same season such programming is originally broadcast on domestic television, or soon thereafter. Substantially all of the Company's television programming has been or is presently being distributed by Worldvision in international television markets. The Republic Library has previously been licensed for various terms in many territories around the world and will not be available for the Company's exploitation in the near term.

Television revenue from the distribution of feature films is generally delayed until after the films have been exploited in the theatrical and home video markets in each territory.

See "Governmental Regulation" for restrictions placed on exhibition of the Company's entertainment product in certain markets.

DOMESTIC OFF-NETWORK DISTRIBUTION. The profitability of the Company's television programming continues to depend substantially on the consumer's acceptance of the programming in the domestic marketplace after initial network exhibition or first-run syndication. However, in recent years the revenue obtainable from this secondary market has declined, and is expected to continue to decline, due in part to the increase in original programming available to independent stations from the emergence of UPN and WB, and the increased production of programming produced specifically for first-run syndication.

Expected revenue per episode in this market normally increases for longer running series. In the Company's experience, at least four broadcast seasons of a series are generally required to successfully market repeat showings of a series in the syndication market. Episodes from a series normally become available for secondary syndication distribution four or five years after the series' initial telecast.
The off-network syndication telecast of "Beverly Hills, 90210" began on a combined cash-and-barter basis in the third quarter of 1994. The series "Little House On The Prairie" and several Worldvision feature film packages were aired in domestic repeat syndication during 1993 and 1994.

BASIC CABLE TELEVISION. Domestic basic cable television potentially represents an increasingly significant market for the Company's film product. The series "Melrose Place," "Tales From The Darkside," "Hotel," "Vegas," "Dynasty" and "HeartBeat," among others, have been licensed to cable television. Cable exhibition has effectively developed as an alternative market, albeit a less lucrative one than domestic syndication. Each year a greater number of relatively successful network television series are being licensed to basic cable in lieu of domestic syndication. Additionally, cable exhibitors in some instances have purchased rights to short-running television series which do not include sufficient episodes to allow for traditional off-network syndication distribution.

Cable television operations outside the U.S., while still in development in many countries, have also been growing rapidly. See "Distribution - Spelling Satellite Networks" regarding the international cable and satellite television operations conducted by the Company.

INTERACTIVE ENTERTAINMENT

VIE has traditionally sold its entertainment product in North America using a combination of both its in-house sales organization and independent manufacturers' representatives. VIE continues to expand its in-house sales force with the aim of selling through it exclusively and eliminating the use of manufacturer's representatives. VIE believes this approach will reduce its costs, while at the same time strengthen its distribution capabilities, which helps to attract third-party developers and publishers to VIE. VIE's primary retail accounts include toy stores, general or mass merchandise retailers, electronics appliance stores, computer software and specialty stores, warehouse clubs, office supply warehouses and video rental stores, including Blockbuster Video stores, which are owned and operated by Viacom.

VIE sells its product directly through its in-house sales force in the U.K., France, Germany and Japan to various local distributors and retailers through offices in London, Paris, Hamburg and Tokyo. In other countries VIE has appointed national or territorial distributors to serve customers in those markets. These operations normally generate revenue denominated in foreign currencies and, accordingly, the Company may experience gains and losses resulting from foreign currency exchange rate fluctuations.

The Company released "The Lion King" interactive game on various cartridge formats in October, 1994. This game comprised a very significant portion of the revenue realized by VIE during 1994.

LICENSING AND MERCHANDISING

Hamilton Projects is a full service consumer product and promotional licensing agency, providing its clients with strategic planning, concept development and product marketing program management. Hamilton Projects typically earns its fees through a commission based upon the royalties earned by its clients from the sale of licensed consumer products, promotions and books based upon the copyrights, trademarks and tradenames of the companies it represents. In addition to managing the consumer product merchandising programs for "Beverly Hills, 90210" and "Melrose Place," Hamilton Projects also represents several third parties, such as Jeep(R), Dr. Scholl's(R) and the United States Postal Service. Through the efforts of Hamilton Projects the Company has taken advantage of various consumer product and promotional opportunities such as a dedicated show on the Q2 channel of QVC and phone cards to market "Melrose Place" merchandise, the operation in 1995 of World Wide Web sites on the Internet, the introduction of the Melrose Place Fragrance, as well as the traditional merchandising of clothing, posters, calendars and books.

SPELLING SATELLITE NETWORKS (SSN)

SSN was formed in January 1993 to capitalize on the increased global demand for American film product and the rapidly expanding technologies and exhibition outlets in the cable and satellite arena. In March 1993, SSN launched its first cable channel, TeleUNO. TeleUNO currently reaches more than two million homes in Latin America, including Mexico, Argentina and Brazil. TeleUNO generates revenue from both subscription fees and advertising through multi-year contracts with cable operators throughout Latin America. TeleUNO conducts its operations in association with Multivision, Mexico's largest multi-point, multi-channel distribution system. The Company is responsible for providing the film product which will air on the channel and for all sales and marketing activities. Multivision is responsible for all technical operations, including supplying the satellite transponder. The Company and Multivision will share revenue generated through licensing of the channel or sale of advertising on the channel. SSN is also currently exploring the possibility of launching additional channels in partnership with programmers or others in other markets around the world, including direct to home satellite transmission.

COMPETITION

The entertainment industry is highly competitive with many companies competing for available literary properties, creative personnel, talent, production personnel, distribution channels and financing which are essential to acquire, develop, produce and sell entertainment product. The Company's competitors include major motion picture and television companies as well as a broad range of independent production and distribution companies. Certain of the Company's competitors have greater financial resources and larger organizations engaged in the acquisition, development, production and distribution of entertainment product. Moreover, the relaxation of certain governmental regulations may permit the television networks to acquire financial interests in, and syndication rights to, television programs. This may further intensify competition in the television industry. See "Governmental Regulation."
Despite the fact that the Company may receive an order from the networks for the production of a pilot, series, movie or mini-series, the networks are under no obligation to actually broadcast the Company's product. The Company's successful off-network domestic sale of a network series generally depends upon the ratings achieved through network exhibition of such a series over a number of years. In turn, the Company's overall success in achieving multiple years of network exhibition of a series is dependent upon unpredictable factors such as the viewing public's acceptance as reflected in the ratings and critical reviews.

In addition to its internally produced product, the Company must continue to acquire distribution rights to entertainment product produced by third parties to maintain its competitive position. In order to acquire rights to distribute new third-party product, the Company may be required to increase its guaranteed advance payments to producers and/or reduce the distribution fees it charges.

Licensing television programming to broadcasters and cable networks has also become increasingly competitive as new programming continually enters the market and certain of the Company's competitors attempt to develop their own programming services and/or align themselves with the existing networks.

Likewise, Spelling Films is competing with numerous well-financed, established companies engaged in feature film production and distribution. The Company has had a short operating history in this area and does not possess the distribution capabilities, financial strength and corporate infrastructure of some of its competitors.

The Company's ability to compete in certain countries is affected by local restrictions and quotas. Governments of certain countries require that a minimum percentage of locally produced programming be broadcast.

In addition to the competitive facts applicable to all areas of the entertainment industry, the market for interactive entertainment is also characterized by the frequent introduction of new, ever-evolving hardware systems. Among VIE's principal competitors are Nintendo and Sega, both of whom manufacture and sell such hardware systems in addition to publishing and distributing interactive entertainment software product.

TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

The Company or its subsidiaries own various United States federal trademark or service marks registrations including SPELLING(R), BEVERLY HILLS, 90210(R), MELROSE PLACE(R), and has applied for registration for numerous other marks relating to its film products in the United States and foreign countries. The Company or its subsidiaries own various foreign trademark or service mark registrations or have applied for trademark or service mark registrations including TELEUNO(R). Certain of the Company's trademarks and service marks may offer significant merchandising opportunities. The Company registers and endeavors to take the necessary actions to protect the marks created and acquired in its businesses. See "Distribution - Licensing and Merchandising."


VIE regards the titles that it develops or licenses as proprietary and relies on a combination of trade secret, trademark and copyright laws, license agreements and confidentiality agreements to protect its rights in such titles. VIE owns copyrights in its various titles and has or has filed U.S. registrations on various trademarks for certain titles (and characters) such as THE 7TH GUEST(R).

The Company regularly obtains copyright protection for each episode of its television programs, for its feature films and for other entertainment product. Certain of the Company's copyrights, trademarks and service marks may be considered material to the Company's business.

TECHNOLOGY

The Company is dependent on various forms of technology for the production and distribution of its entertainment product. As a result, the Company is subject to business risks as a result of changing technologies in the media, communications and computer industries. Changes in the hardware platforms, new digital disk systems, direct to home satellite systems and other new delivery systems also provide new opportunities and markets for the Company. The Company endeavors to minimize the risk of technological change to or obsolescence of a particular hardware platform or media and take advantage of new markets created by changing technologies. Additionally, the risk of illegal manufacture and distribution ("piracy") of the Company's entertainment product may increase with the advancement and proliferation of various technologies. It is difficult for the Company to determine the impact of such piracy and there can be no assurance that such activities do not have a material impact on the Company.

GOVERNMENT REGULATION

The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming is substantially affected by regulations of the Federal Communications Commission ("FCC") applicable to television stations, television networks and cable television systems. The FCC's syndicated program exclusivity rules affect the sale of programming to commercial television stations, regional superstations and cable networks. Pursuant to these rules, commercial television stations can bargain for the right to exclusive showing of programming generally within a 35-mile radius and separately to require cable television systems with 1,000 or more subscribers to black out showings of the same programming on certain television stations they carry in order to preserve contracted exclusivity. The FCC also allows regional superstations (such as WTBS in Atlanta and WGN in Chicago) and group owners to purchase rights to programming on a nationwide basis. In addition, distributors of syndicated programming may exercise such rights for a period of one year after first licensing a particular syndicated program or package in areas where that programming has not yet been licensed.

The Cable Television Consumer Protection and Competition Act of 1992 ("Cable Act") prohibits certain unfair or discriminatory practices in the distribution of satellite superstations or in the sale of satellite cable programming by entities affiliated with cable operators.

The Cable Act also strictly limits entities affiliated with cable operators in offering exclusive contracts for satellite cable programming or superstations. Furthermore, the Cable Act prohibits certain coercive and discriminatory acts by cable operators and satellite program vendors against multichannel video program distributors. In addition, the Cable Act provides all commercial television stations with the right to bargain for and withhold consent to the local retransmission of their signals by cable television systems, and certain local stations have the option to demand carriage on cable systems. These provisions are subject to interpretation by the FCC. Moreover, judicial appeals relating to various aspects of these rules are pending. Accordingly, the Company cannot predict the specific impact of the Cable Act on its business.

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

In 1993, the FCC further relaxed its rules governing financial interests in and syndication of programming by the broadcast television networks (known as the "fin syn" rules). The relaxed rules still prohibit the three largest broadcast networks from holding or acquiring financial interests and syndication rights in any first-run non-network program or series they have not solely produced; from domestically syndicating any prime time network or first-run non-network program; and from withholding a prime time network program from syndication for more than a specified period. However, these remaining restrictions on program syndication by the networks are set to expire in November of 1995. The decision of the FCC to permit the expiration of the "fin syn" rules was recently upheld by the United States Court of Appeals for the Seventh Circuit. While the FCC is required to institute a new proceeding six months prior to the expiration of the "fin syn" rules, the burden of persuasion will be on any party advocating continued restrictions of the networks. In view of the appellate court's recognition of the FCC's broad discretion in regulating the market in television programming, it is unlikely that the FCC will determine that any of the restrictions should be continued or that other restrictions should be imposed.

In 1993, a Federal district court vacated certain provisions of consent decrees which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by non-network suppliers such as the Company. The effect of the relaxed "fin syn" rules and the court's action on the operations of the Company is as yet unclear; however, these regulatory changes could have a material adverse effect on the operations of the Company.

EMPLOYEES

At December 31, 1994, the Company had approximately 700 employees. In addition, the Company employs a large number of individuals for particular television and feature film productions. As a result, the total number of employees can vary substantially during the course of a year depending upon the number and scheduling of its productions.

Certain of the Company's subsidiaries are signatories to collective bargaining agreements relating to the engagement of various individuals in the many different job classifications required to produce entertainment product. These agreements set forth wage scales and fringe benefits which are generally applicable to the production of television programming and feature films. In the United States, the agreements are industrywide, whereas in Canada they are negotiated on a company by company basis. These employees include writers, directors, actors, musicians and studio technicians and craftsmen. The following table sets forth the union contracts to which certain of the Company's subsidiaries are parties, and the relevant expiration dates:

                                                                                            Contract
    Union                                                                               Expiration Date
    -----                                                                               ---------------
    International Alliance of Theatrical
      and Stage Employees (IATSE) (United States)   . . . . . . . . . . . . . . . . . . . July 31, 1996
    IATSE Local 891 (Canada)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  May 31, 1996 (b)
    Writers Guild of America  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . May 1, 1995
    Screen Actors Guild   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . June 30, 1995
    American Federation of Musicians  . . . . . . . . . . . . . . . . . . . . . . . . February 15, 1996
    Directors Guild of America  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . June 30, 1996
    Directors Guild of Canada   . . . . . . . . . . . . . . . . . . . . . . . . . . . December 31, 1994 (c)
    IATSE Videotape Agreement . . . . . . . . . . . . . . . . . . . . . . . . . . .  September 30, 1996 (a)
    American Federation of Television and Radio Artists   . . . . . . . . . . . . . . November 15, 1997
    Union of B.C. Performers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  May 31, 1995 (b)
    International Photographers of the Motion
      Picture and Television Industries Local 669 . . . . . . . . . . . . . . . . . . . .  July 7, 1995 (b)
    Teamsters Local Union No. 155   . . . . . . . . . . . . . . . . . . . . . . . . . . .  May 31, 1997 (b)

    (a) Cancelable by one year's notice.
    (b) Canadian guilds.
    (c) Extended by mutual agreement.

Although the Company considers its guilds and union relationships to be satisfactory at present, the renewal of union contracts does not depend on its activities or decisions alone and is largely out of the Company's control. If the relevant union and the motion picture and television industry were unable to come to a new agreement prior to these expiration dates, any resulting work stoppage could adversely affect the Company's production activities.

DISCONTINUED OPERATIONS

The Company, formerly known as The Charter Company, was historically engaged in petroleum marketing operations, all of which have been sold or discontinued. The last of these operations were sold in 1992 for approximately $18 million in cash, without material gain or loss. Additional information relating to discontinued operations, including information regarding environmental contingencies, is provided in the accompanying financial statements. (See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" and Note 10.)

ITEM 2.  PROPERTIES

The Company leases office space of approximately 166,000 square feet in Southern California, and 68,000 square feet in New York City. In addition, the Company leases offices in other cities in the United States and in various other countries throughout the world in connection with its international distribution activities. The Company also rents facilities on a short-term basis for the production of its film product, including a facility in Vancouver, British Columbia. Management believes comparable space is readily available should any lease expire without the prospect of renewal.

The Company also owns a 43,000 square foot building in Los Angeles, formerly occupied by Republic, which is now housed at the Company's corporate offices. The Company intends to sell the building in the near future.

ITEM 3.  LEGAL PROCEEDINGS

The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its entertainment business operations. The Company believes such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes in connection with certain bankruptcy and environmental matters relating to the Company's discontinued operations, as well as environmental clean-up assessments, damages from alleged dioxin contamination and other matters. Some of the parties involved in such actions seek damages in very large amounts. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes based upon its knowledge of the facts and circumstances and applicable law that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition.

This belief is also based upon the allowances described above and the Company's coverage under an insurance-type indemnity agreement which covers up to $35 million of certain such liabilities in excess of a threshold amount of $25 million, subject to certain adjustments. Substantial portions of such allowances and indemnity are intended to cover environmental costs associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the allowances by more than $50 million, a substantial portion of which would be covered by the indemnity discussed above. (See Note 10.)

Four putative class actions were filed by alleged shareholders of the Company in November 1994. By Order dated February 15, 1995, the four actions were consolidated under the caption IN RE SPELLING SHAREHOLDER LITIGATION, Master File 94-8764(AH), Circuit Court, Palm Beach County, Florida. Defendants in all actions include the Company, Viacom and the members of the Board of Directors of the Company. All complaints allege that Viacom intends to acquire the 23% shares of the Company it does not currently hold for inadequate consideration and in breach of the defendants' fiduciary duties. Two of the actions also allege that the acquisition of Viacom's 77% interest in the Company was done improperly so as to avoid payment of a control premium to the shareholders. Plaintiffs seek declaratory and injunctive relief preventing the alleged acquisition plan and damages. The Company believes that plaintiffs' allegations are speculative and without merit and intends to defend the claims vigorously. The plaintiffs have been directed to serve a single consolidated class action complaint to supersede all existing complaints and to move for class certification on or before May 18, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

                              ------------------

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York and Pacific Stock Exchanges under the symbol SP. The table below sets forth the low and high sales prices for the Common Stock as reported on the Composite Tape.

                                  1994                  1993
                           ------------------    ------------------
    QUARTER                  LOW       HIGH        LOW       HIGH
    -------                -------    -------    -------    -------
    First                  $ 9 1/4    $12 1/8    $ 5 5/8    $ 7 1/8
    Second                   8 1/2     10 7/8      4 3/4      6 3/4
    Third                    8 1/2     12 1/8      6         10
    Fourth                  10 3/4     12 1/4      8 1/2     10 3/8

The number of holders of record of the Company's Common Stock as of March 24, 1995, was approximately 10,600. In the first quarter of 1992, the Company began paying quarterly cash dividends of $.02 per common share. Dividend payments were discontinued by the Board of Directors as of the fourth quarter of 1994 in order to reinvest available capital in the operations of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended December 31 (in thousands, except per share data):

                                     1994 (c)         1993        1992 (a)      1991 (a)        1990
                                   -----------     ---------     ---------     ---------     ---------
Income Statement Data:
Revenue from continuing
  operations                       $   599,839     $ 274,899     $ 257,546     $ 122,748     $     -
                                   ===========     =========     =========     =========     =========
Operating income                   $    50,743     $  39,727     $  25,315     $   8,833     $     -
                                   ===========     =========     =========     =========     =========
Net income (loss) from:
   Continuing operations           $    24,108     $  23,659     $   7,917     $     636     $  (1,769)
   Discontinued operations                 -          (3,971)       (2,043)        7,369         2,553
   Extraordinary items                     -          (2,022)        3,948         4,959           242
                                   -----------     ---------     ---------     ---------     ---------
Net income                         $    24,108     $  17,666     $   9,822     $  12,964     $   1,026
                                   ===========     =========     =========     =========     =========

Net income (loss) per
   common share:
      Continuing operations (b)    $      0.32     $    0.42     $    0.15     $     -       $   (0.05)
      Discontinued operations              -           (0.07)        (0.04)         0.16          0.05
      Extraordinary items                  -           (0.04)         0.08          0.11           -
                                   -----------     ---------     ---------     ---------     ---------
   Net income                      $      0.32     $    0.31     $    0.19     $    0.27     $     -
                                   ===========     =========     =========     =========     =========

Balance Sheet Data:
Total assets                       $ 1,026,760     $ 474,471     $ 451,661     $ 389,904     $ 216,339
Long-term debt                         248,853        49,580       109,915        77,143        21,573
Shareholders' equity                   528,447       297,854       197,560       150,683       141,681
Cash dividends per
   common share                           0.06          0.08          0.08          0.05          0.05

(a) Due to the acquisition of SEI in the second quarter of 1991, amounts are not comparable to prior years.

(b) Per share amounts for 1990, 1991 and 1992 are calculated after preferred dividends of $810,000, and in 1993 after preferred dividends of $724,000.

(c) The Company acquired Republic on April 26, 1994 and VIE on July 30, 1994, and, accordingly, amounts are not comparable to prior years.

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

The Company acquired ownership, in May 1991, of approximately 82% of the common stock of SEI and acquired the remainder in July 1992. (See Note 2.) This acquisition was accounted for using the purchase method of accounting and, accordingly, the operations of SEI have been included in the Company's financial statements from the date of acquisition.

In April 1994, the Company and Republic consummated a merger (the "Merger") in which the Company acquired all of the outstanding shares of common stock of Republic for $13 per share in cash, including the approximate 35% interest in Republic held by BEC. The total consideration was approximately $101,000,000, which was funded through borrowings under the Company's credit arrangements with BEC (now Viacom). (See Notes 2 and 4 and "Financial Condition" below.)

On July 30, 1994, the Company and BEC entered into an exchange agreement (the "Exchange Agreement") and consummated the transactions contemplated thereby (the "Acquisition"). Pursuant to the Exchange Agreement, BEC delivered to the Company 8,686,984 ordinary shares (the "Ordinary Shares") of VIEL and an option to acquire 550,000 Ordinary Shares of VIEL (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. BEC had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 90% of VIEL's Ordinary Shares.

RESULTS OF CONTINUING OPERATIONS

The results of operations for any period are significantly affected by the quantity and performance of the Company's entertainment product which is licensed or sold to, and available for exhibition by, licensees or customers in various media and territories. Consequently, results of operations may vary significantly between periods, and the results of operations in any one period may not be indicative of results of operations in future periods.

The success of the Company's television programming business depends, in large part, upon the successful network exhibition of its television series over several years to allow for additional licensing and off-network exhibition opportunities. During the initial years of a one-hour television series, network and international license fees normally approximate the production costs of the series, and accordingly the Company recognizes only minimal profit or loss during this period. With respect to half-hour network programming, the production costs can substantially exceed the combination of the network and international license fees. If a sufficient number of episodes of a series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to realize a more substantial profit with respect to the series.

The Company's business in general is affected by the public taste and acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen as well as any changes in the law and governmental regulation. In 1993, a Federal district court vacated certain provisions of a consent decree which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. Accordingly, subject to certain restrictions imposed by the Federal Communications Commission, the networks will be able to negotiate with program suppliers to acquire financial interest and syndication rights in television programs, and actually own the programming which they broadcast, and increasingly become competitors of the Company in the production and distribution of programming.

The following paragraphs discuss significant items in the Consolidated Statements of Operations for the three years ended December 31, 1994.

REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three years ended December 31 (in thousands):

                                               1994*        1993         1992
                                              --------    ---------    --------
  U.S. Networks                               $133,829    $ 88,299     $ 90,024
  Other domestic television distribution        80,095      40,494       36,599
  International television distribution        113,240      79,269       76,242
  Worldwide interactive entertainment          183,394       -            -
  Worldwide home video                          57,353      31,150       13,788
  International film distribution               11,593      15,955       20,979
  Worldwide licensing and merchandising         18,074      16,956       16,090
  Other                                          2,261       2,776        3,824
                                              --------    --------     --------
                                              $599,839    $274,899     $257,546
                                              ========    ========     ========

* Includes eight months of operations of Republic and five months of operations of VIE.

Network revenue increased significantly in 1994 after remaining at approximately the same level in 1993 and 1992. The increase in 1994 was primarily due to the fact that the Company delivered substantially more hours of programming than it delivered in 1993. In 1993, the Company delivered fewer hours of programming than in 1992, but the effect of this decrease was offset by an increase in the average license fee.

Network revenue in all three periods included full year license fees attributable to "Beverly Hills, 90210." The license fees from "Melrose Place" began in the fall of 1992. Both of these series have been ordered by FBC for the 1995-96 and 1996-97 broadcast years. The Company also produced three new series, "Madman Of The People," "Models Inc." and "Burke's Law" during 1994. The Company produced two four-hour mini-series in 1994, one based on James Michener's novel "Texas," which is expected to air in April 1995, and the other based on Stephen King's novel "The Langoliers."

Other domestic television distribution revenue increased $39,601,000 in 1994 after remaining relatively stable in 1993 compared to 1992. The increase in 1994 was primarily attributable to (i) the release of "Beverly Hills, 90210" in domestic syndication; (ii) the distribution of two one-hour dramas, "Robin's Hoods" and "Heaven Help Us," in first-run syndication; and (iii) exploitation of the Republic Library.

International television distribution revenue increased $33,971,000 in 1994 after remaining relatively stable in 1993 compared to 1992. The increase in 1994 was primarily attributable to (i) the increase in network and first-run syndication programming available for international distribution and
(ii) international cable revenue with respect to the Company's library of entertainment product.

Worldwide interactive entertainment revenue represents five months of operations of VIE, which was acquired on July 30, 1994. In general, VIE's revenue is highest in the fourth quarter of each year. VIE released "The Lion King" interactive game on various cartridge formats in October, 1994. This game contributed a very significant portion of the worldwide interactive entertainment revenue realized by the Company during 1994. Given the ongoing evolution in hardware platforms, the Company expects that a substantial portion of its interactive entertainment revenue in 1995 will be generated through the sale of its interactive entertainment product for CD-based platforms, rather than the various cartridge formats which predominated in 1994. The Company continues to actively work with hardware manufacturers to develop and adapt its titles to different platforms as they become commercially viable.

Home video revenue increased $26,203,000 or 84% in 1994 as compared to 1993 and $17,362,000 or 126%, in 1993 as compared to 1992. The increase in 1994 was primarily the result of the merger with Republic, which had significant home video distribution operations. In addition, the Company released "Texas" and "The Stand" in the domestic home video marketplace in 1994. The increase in 1993 was primarily due to the distribution of "Happily Ever After," an animated feature film, and the international licensing of "The Stand."

International film distribution revenue decreased $4,362,000, or 27%, in 1994 as compared to 1993 and decreased $5,024,000, or 24%, in 1993 as compared to 1992. During 1994 the Company released a group of ten films with the overall title of "The Young and The

Reckless." Such films individually generated relatively modest levels of revenue. During 1993, the Company delivered two feature films, "Short Cuts" and "Shadowlands," as compared to four during 1992, which included "The Player."

Licensing and merchandising revenue increased $1,118,000 in 1994 as compared to 1993 after remaining relatively constant in 1993 compared to 1992. The increase from 1993 to 1994 was primarily due to revenue related to third-party product, which more than offset the decline in licensing revenue related to "Beverly Hills, 90210."

Certain of the operations of the Company generate significant revenue denominated in foreign currencies, and, as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in pounds sterling, French francs, deutschmarks, Canadian dollars, Mexican pesos and Japanese yen, among others. These currency exposures are partially offset by the fact that certain of the Company's manufacturing costs and overhead are also denominated in the same currencies, and certain of the Company's bank debt is denominated in foreign currencies.

ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. (See Note 1.) Such costs in 1994 increased $282,078,000, or 140%, after remaining stable in 1993 compared to 1992. The increase in 1994 primarily resulted from the increase in revenue discussed above, including the worldwide interactive entertainment revenue as a result of the acquisition of VIE. Additionally, the percentage relationship between such costs and the related revenue increased to 81% in 1994 as compared to 73% in 1993. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $25,687,000 in 1994 versus $6,177,000 in 1993 and $5,226,000 in 1992. The increase in 1994 was primarily attributable to the Company's increased activities in first-run syndication and half-hour comedy programming.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs in 1994 increased $31,846,000, or 94%, as compared to 1993 and in 1993 decreased $1,516,000, or 4%, as compared to 1992. The increase in 1994 resulted primarily from the selling, general and administrative costs related to the operations of VIE and Republic, including the amortization of intangible assets. In addition, there were increased administrative costs commensurate with the Company's growth. Such costs will increase again in 1995 as the Company will have a full year of selling, general and administrative costs associated with the operations of VIE and Republic. The decrease in 1993 primarily resulted from a decrease in management fees charged to the Company by the Company's former principal shareholder following BEC's acquisition of a majority interest in the Company.

INTEREST INCOME

Interest income decreased $2,559,000 in 1994 as compared to 1993 and increased $1,347,000 in 1993 as compared to 1992. The decrease in 1994 resulted from lower interest rates on certain international cash balances and lower discount amortization on certain acquired receivables, as a portion of these receivables was collected in 1994. The increase in 1993 was principally due to the amortization of discount on acquired receivables for the full year 1993 and only from the date of acquisition in 1992.

INTEREST EXPENSE

Interest expense in 1994 increased $665,000, or 8%, and in 1993 decreased $2,019,000, or 20%. The increase in 1994 was attributable to higher average borrowings during 1994, which was partially offset by a lower average interest rate. The decrease in 1993 was primarily due to (i) the lower effective interest rates during the year and (ii) the repayment or redemption of a substantial amount of the Company's debt during the fourth quarter of 1993. (See Note 4 and "Financial Condition" below.) The Company's interest expense is dependent upon the interest rates on its outstanding obligations, which are largely tied to the interest rates under Viacom's separate credit facilities, and the Company could experience significant increases or decreases resulting solely from increases or decreases in such interest rates.

MINORITY INTEREST

During 1994, the Company had minority interest expense of $680,000 relating to the operations of VIE, as it owns approximately 90% of VIE. The Company entered into put- and call- option agreements with BEC (now Viacom) with respect to the remaining minority interest outstanding in VIE. (See Note 2.)

During 1992, the Company had minority interest expense of $1,327,000 related to the earnings of SEI for the period up to the date of the Company's acquisition of the remaining interest in July 1992. There was no such charge in 1993.

PROVISION FOR INCOME TAXES

During 1994, the Company's provision for income taxes increased $6,639,000, or 51%, as compared to 1993. The effective tax rate increased to 44% in 1994 from 36% in 1993 primarily as a result of the effect of a non-recurring favorable adjustment to a valuation allowance in 1993 (see below). The provision increased in 1994 largely as a result of the increase in income from continuing operations and the increase in the effective tax rate. (See Note 9.)

During 1993, the Company's provision for income taxes increased $3,871,000, or 42%, over the provision in 1992. The effective tax rate decreased significantly to 36% in 1993 from 54% in 1992, largely as a result of the effect of a reduction in the valuation allowance against the realizability of certain tax loss and credit ("tax attribute") carryforwards. Tax benefits from the utilization of certain tax attribute carryforwards in 1992 were recorded as extraordinary items under then applicable accounting rules. (See Note 9.)

The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") effective January 1, 1993. The cumulative effect of adopting SFAS 109 was not material.

DISCONTINUED OPERATIONS

The Company, formerly known as The Charter Company, was engaged in petroleum marketing operations, but in 1992 sold substantially all of the remaining such operations without material gain or loss. The Company continues to sell the few remaining assets of the discontinued operations whenever possible and to resolve remaining claims and liabilities. (See Note 10.)

The financial position of the discontinued operations is presented in the balance sheets under the caption "Net liabilities related to discontinued operations." Included in such amounts are certain allowances for estimated losses on disposal of the remaining oil operations and disputed claims relating to the reorganization in 1986 under Chapter 11 of the Bankruptcy Code. These allowances totaled approximately $20,368,000 and $29,621,000 at December 31, 1994 and 1993, respectively. (See Note 10.)

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes, environmental clean-up assessments, damages from alleged dioxin contamination and other matters. Some of the parties involved in such actions seek damages in very large amounts. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes based upon its knowledge of the facts and circumstances and applicable law that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the allowances described above and the Company's coverage under an insurance-type indemnity agreement which covers up to $35 million of certain such liabilities in excess of a threshold amount of $25 million, subject to certain adjustments. Substantial portions of such allowances and indemnity are intended to cover environmental costs associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the allowances by more than $50 million, a substantial portion of which would be covered by the indemnity discussed above. (See Note 10.)

In 1993, the Company had a net loss from discontinued operations of $3,971,000 after an income tax benefit of $2,529,000. This loss resulted primarily from the premium paid for the insurance-type indemnity described above.

EXTRAORDINARY ITEMS

In connection with the early extinguishment of certain indebtedness, the Company in 1993 recorded an extraordinary loss of $2,022,000 (net of a tax benefit of $1,287,000) from the write-off of unamortized discount and debt issuance costs relating to such debt. During 1992, the Company had extraordinary income of $3,948,000 from tax benefits relating to utilization of certain tax attribute carryforwards; a similar benefit in 1993 was included in the Company's provision for income taxes in accordance with the provisions of SFAS 109.

FINANCIAL CONDITION

The Company's operations require the production of entertainment product and the acquisition of distribution rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $481,128,000 and $150,648,000 in 1994 and 1993, respectively. The cost of producing network television programming is largely funded through the receipt of the related network license fees. The deficit financing of its network programming and the cost of other production and acquisition activities is funded through the Company's operating cash flow and borrowings under its credit arrangements.

In connection with the Merger, the Company in October 1993 issued 13,362,215 shares of the Company's Common Stock to BEC in exchange for 3,652,542 shares of BEC common stock. The BEC shares were subsequently resold, with the Company realizing approximately $100,445,000 in proceeds. The Company subsequently used the proceeds to prepay or redeem (i) all of the outstanding principal amount of its 10% Senior Subordinated Notes and 12% Subordinated Debentures,
(ii) approximately $39,500,000 of SEI's bank debt and (iii) all of its outstanding Preferred Stock. (See Notes 2, 4 and 6.) The Company borrowed the funds required to complete the Merger in the second quarter of 1994.

The Company's principal credit agreement is with Viacom (the "Viacom Facility"). (See Note 4.) The Viacom Facility provides for a three-year term loan facility of $100,000,000 which funded the Company's acquisition of Republic and a revolving credit facility of $100,000,000 (increased in December 1994 from $75,000,000) to fund the Company's working capital and other requirements.

A wholly-owned subsidiary of VIEL has a multi-currency credit agreement for $75,000,000 with a bank in the U.S. (the "Credit Agreement"). As of December 31, 1994, the Company had $5,816,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of entertainment product. Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due June 30, 1995. (See Note 4.) The Company has entered into negotiations with this bank to extend the term of the loan for at least twelve months. The Company believes that it will be able to obtain this extension, or, alternatively, obtain similar financing from Viacom.

Another wholly-owned subsidiary of VIEL has a 10,000,000 pound sterling credit facility (the "UK Facility") with a bank in the United Kingdom, which the Company has guaranteed. The UK

Facility has been extended until 2005.  (See Note 4.)

As a result of the merger of BEC into Viacom in September 1994, Viacom currently owns approximately 77% of the Company's Common Stock. Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company has sufficient resources available from the cash provided by operating activities and that available under its credit facility to meet its ongoing plans for the production and acquisition of entertainment product and to take advantage of internal and external development and growth opportunities.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1994, the Company became subject to SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 112 did not have an effect on the Company's results of operations or financial condition because the Company does not provide such benefits. However, the adoption of SFAS No. 115 required the Company to adjust the carrying value of a common stock investment to fair market value with a corresponding adjustment, net of tax, to its Shareholders' Equity. (See Notes 1 and 6.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX

                                                                          PAGE
                                                                          ----
Report of Independent Accountants:
  Year Ended December 31, 1994                                             28

Report of Independent Public Accountants:
  Year Ended December 31, 1993                                             29

Report of Independent Auditors:
  Year Ended December 31, 1992                                             30

Consolidated Balance Sheets:
  December 31, 1994 and 1993                                               31

Consolidated Statements of Operations:
  Years ended December 31, 1994, 1993 and 1992                             32

Consolidated Statements of Changes in Shareholders' Equity:
  Years ended December 31, 1994, 1993 and 1992                             33

Consolidated Statements of Cash Flows:
  Years ended December 31, 1994, 1993 and 1992                             34

Notes to Consolidated Financial Statements                                 35

  "Selected Quarterly Financial Data" has been included in Note 13 to the Consolidated Financial Statements

                      REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF SPELLING ENTERTAINMENT GROUP INC.

We have audited the accompanying consolidated balance sheet of Spelling Entertainment Group Inc. (a Florida Corporation) and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the year then ended. These financial statements and the schedule for the year ended December 31, 1994 listed in the index at Item 14 (a) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Spelling Entertainment Group Inc. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                          PRICE WATERHOUSE LLP


Los Angeles, California
February 17, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO SPELLING ENTERTAINMENT GROUP INC.

We have audited the accompanying consolidated balance sheet of Spelling Entertainment Group Inc. (a Florida Corporation) and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements and the schedule for the year ended December 31, 1993 listed in the index at Item 14 (a) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the year ended December 31, 1993 listed in the index at Item 14 (a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP


Los Angeles, California
February 1, 1994

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
SPELLING ENTERTAINMENT GROUP INC.

We have audited the accompanying consolidated balance sheet of Spelling Entertainment Group Inc. and subsidiaries, formerly The Charter Company, (not presented separately herein) as of December 31, 1992, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. Our audit also included the 1992 financial statement schedule listed in the Index at Item 14 (a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spelling Entertainment Group Inc. and subsidiaries at December 31, 1992, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.
Also, in our opinion, the related financial statement schedule for 1992, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          ERNST & YOUNG LLP


Cincinnati, Ohio
March 19, 1993

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                                December 31,
                                                                         --------------------------
                                                                            1994            1993
                                                                         -----------      ---------
Assets:
Cash and cash equivalents                                                $    22,400      $  12,682
Accounts receivable, net                                                     242,127         93,242
Entertainment product, net                                                   325,643        204,232
Property, plant and equipment, net                                            16,161          4,770
Other assets                                                                  19,678          4,562
Intangible assets, net                                                       400,751        154,983
                                                                         -----------      ---------
                                                                         $ 1,026,760      $ 474,471
                                                                         ===========      =========

Liabilities and Shareholders' Equity:
Accounts payable, accrued expenses and other liabilities                 $   101,484      $  13,275
Accrued participation expense                                                 83,493         57,547
Deferred revenue                                                              11,275         14,425
Bank and other debt                                                          248,853         49,580
Income and other taxes                                                        24,355          8,121
Net liabilities related to discontinued operations                            27,061         33,669
                                                                         -----------      ---------
      Total Liabilities                                                      496,521        176,617
                                                                         -----------      ---------

Minority Interest                                                              1,792            -

Commitments and contingent liabilities

Shareholders' Equity:
   Preferred Stock                                                               -              -
   Common Stock, $.10 par value,
      - 300,000,000 shares authorized
      - 87,983,329 and 64,504,838 shares issued and outstanding                8,798          6,450
   Capital in excess of par value                                            546,843        342,824
   Accumulated deficit                                                       (27,287)       (51,420)
   Cumulative translation adjustment                                              93            -
                                                                         -----------      ---------
      Total Shareholders' Equity                                             528,447        297,854
                                                                         -----------      ---------
                                                                         $ 1,026,760      $ 474,471
                                                                         ===========      =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                                Year ended December 31,
                                                         -----------------------------------
                                                            1994         1993         1992
                                                         ---------    ---------    ---------
Revenue                                                  $ 599,839    $ 274,899    $ 257,546
Costs and Expenses:
   Entertainment product costs                             483,527      201,449      196,992
   Selling, general and administrative                      65,569       33,723       35,239
                                                         ---------    ---------    ---------
                                                           549,096      235,172      232,231
                                                         ---------    ---------    ---------
Operating Income                                            50,743       39,727       25,315
                                                         ---------    ---------    ---------

Interest income                                              2,249        4,808        3,461
Interest expense                                            (8,537)      (7,872)      (9,891)
Other, net                                                      28           52         (456)
                                                         ---------    ---------    ---------
Income from continuing operations
   before income taxes and minority interest                44,483       36,715       18,429
Provision for income taxes                                 (19,695)     (13,056)      (9,185)
                                                         ---------    ---------    ---------
Income from continuing operations before
   minority interest                                        24,788       23,659        9,244
Minority interest                                             (680)         -         (1,327)
                                                         ---------    ---------    ---------
Income from continuing operations                           24,108       23,659        7,917
Loss from discontinued operations, net                         -         (3,971)      (2,043)
                                                         ---------    ---------    ---------
Income before extraordinary items                           24,108       19,688        5,874
Extraordinary items, net                                       -         (2,022)       3,948
                                                         ---------    ---------    ---------
Net Income                                                  24,108       17,666        9,822
Preferred dividends                                            -           (724)        (810)
                                                         ---------    ---------    ---------
Net income applicable to common stock                    $  24,108    $  16,942    $   9,012
                                                         =========    =========    =========

Average number of common and common equivalent shares       74,377       54,253       47,789
                                                         =========    =========    =========

Income (loss) per common
   and common equivalent share:
   Continuing operations                                 $    0.32    $    0.42    $    0.15
   Discontinued operations                                     -          (0.07)       (0.04)
   Extraordinary items                                         -          (0.04)        0.08
                                                         ---------    ---------    ---------
   Net income per common and common equivalent share     $    0.32    $    0.31    $    0.19
                                                         =========    =========    =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In Thousands, Except Number of Shares)


                                            Common Stock         Capital In                   Cumulative        Total
                                      -----------------------     Excess of    Accumulated    Translation    Shareholders'
                                        Number      Par Value     Par Value      Deficit       Adjustment       Equity
                                      ----------    ---------    ----------    -----------    -----------    -------------
Balance December 31, 1991             45,321,763     $ 4,532      $ 201,108     $ (63,957)    $       -       $ 150,683 (a)
SEI Merger                             5,842,729         584         43,236           -               -          43,820
Shares repurchased and retired          (474,400)        (47)        (2,706)          -               -          (2,753)
Exercise of options                      113,200          11            405           -               -             416
Cash dividends paid or accrued:
  Preferred Stock                            -           -              -            (810)            -            (810)
  Common Stock                               -           -              -          (3,858)            -          (3,858)
Net income                                   -           -              -           9,822             -           9,822
Other                                     38,100           4            236           -               -             240
                                      ----------    ---------    ----------    ----------     -----------    ----------

Balance December 31, 1992             50,841,392       5,084        242,279       (58,803)            -         197,560 (a)
Preferred stock redemption                   -           -              -             -               -          (9,000)(a)
Exercise of options                      301,231          30          1,436           -               -           1,466
Issuance of stock                     13,362,215       1,336         99,109           -               -         100,445
Pension liability adjustment, net            -           -              -          (5,217)            -          (5,217)
Cash dividends paid or accrued:
  Preferred Stock                            -           -              -            (724)            -            (724)
  Common Stock                               -           -              -          (4,342)            -          (4,342)
Net income                                   -           -              -          17,666             -          17,666
                                      ----------    ---------    ----------    ----------     -----------    ----------

Balance December 31, 1993             64,504,838       6,450        342,824       (51,420)            -         297,854
Exercise of options                    1,463,429         147          8,218           -               -           8,365
Pension liability adjustment, net            -           -              -             380             -             380
Cash dividends paid or accrued:
  Common Stock                               -           -              -          (4,334)            -          (4,334)
Merger with Republic                         -           -           (6,670)                          -          (6,670)
Acquisition of VIE                    22,015,062       2,201        202,471           -               -         204,672
Unrealized holding gain, net                 -           -              -           3,979             -           3,979
Cumulative translation adjustment            -           -              -             -                93            93
Net income                                   -           -              -          24,108             -          24,108
                                      ----------    ---------    ----------    ----------     -----------    ----------
Balance December 31, 1994             87,983,329    $  8,798     $  546,843    $  (27,287)    $        93     $ 528,447
                                      ==========    =========    ==========    ==========     ===========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

(a) Includes 9,000 shares of preferred stock at $9,000,000 which were redeemed in 1993.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                          Year ended December 31,
                                                                   --------------------------------------
                                                                       1994          1993          1992
                                                                   ----------    ----------    ----------
Cash Flows From Operating Activities:
   Net income                                                      $   24,108    $   17,666    $    9,822
   Adjustments to reconcile net income to cash flows
       from operating activities:
      Depreciation and amortization                                    10,125         4,855         3,942
      Amortization of entertainment product costs                     420,188       116,066       104,298
      Additions to entertainment product costs                       (481,128)     (150,648)     (154,607)
      Loss on extinguishment of debt                                      -           3,309           -
      Increase in accounts receivable                                (110,902)      (11,257)      (32,327)
      Increase (decrease) in accounts payable,
         accrued expenses, other liabilities and income taxes          63,249         1,211       (10,084)
      Increase (decrease) in accrued
         participation expense                                         13,032       (34,015)       22,781
      Increase (decrease) in deferred revenue                          (3,697)        3,147           (61)
      Other, net                                                       (3,082)          917         7,934
                                                                   ----------    ----------    ----------
                                                                      (68,107)      (48,749)      (48,302)
                                                                   ----------    ----------    ----------

Cash Flows From Investing Activities:

   Merger with Republic, net of cash acquired                        (102,299)          -             -
   Cash acquired in acquisition of VIE                                  2,197           -             -
   Sale of discontinued operations properties                           2,703           -          17,725
   Purchases of property, plant and equipment                          (6,705)         (966)         (849)
   Changes in net liabilities related to
      discontinued operations                                          (8,696)        1,653         4,539
                                                                   ----------    ----------    ----------
                                                                     (112,800)          687        21,415
                                                                   ----------    ----------    ----------

Cash Flows From Financing Activities:
   Borrowings under the Viacom Facility                               208,305           -             -
   Additions to bank and other debt                                    66,698        43,000        76,930
   Reductions to bank and other debt                                  (88,409)     (106,218)      (44,440)
   Cash dividends paid on Common and Preferred Stock                   (4,334)       (5,066)       (4,668)
   Issuances of Common Stock                                            8,365       101,911           416
   Purchases of Common Stock                                              -             -          (2,753)
   Redemption of Preferred Stock                                          -          (9,000)          -
                                                                   ----------    ----------    ----------
                                                                      190,625        24,627        25,485
                                                                   ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    9,718       (23,435)       (1,402)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         12,682        36,117        37,519
                                                                   ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   22,400    $   12,682    $   36,117
                                                                   ==========    ==========    ==========

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

Assets and liabilities of international operations are translated at current rates of exchange while results of operations are translated at average rates of exchange in effect for the applicable period. Translation gains or losses are shown as a separate component of Shareholders' Equity.

In May 1991, the Company acquired ownership of approximately 82% of the common
stock of Spelling Entertainment Inc. ("SEI").   In July 1992, the Company
acquired the remaining minority interest in SEI. The acquisition of SEI has been accounted for as a purchase, and accordingly, the results of SEI's operations since its acquisition are included in the accompanying consolidated financial statements. (See Note 2.)

See Note 2 regarding the acquisition of Republic Entertainment Inc. (formerly Republic Pictures Corporation, "Republic") and Virgin Interactive Entertainment Limited ("VIEL," together with its subsidiaries, "VIE").

Until March 31, 1993 American Financial Corporation and subsidiaries ("AFC") owned 24,594,215 shares (48%) of the Company's common stock, $.10 par value ("Common Stock"), and 9,000 shares (100%) of the Company's preferred stock, $.10 par value ("Preferred Stock"); at that date, AFC sold the shares of Common Stock to Blockbuster Entertainment Corporation ("BEC"). Subsequently, BEC increased its ownership to 67,673,702 shares of the Company's Common Stock. (See Note 6.)

On September 29, 1994, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, Viacom currently owns approximately 77% of the Company's Common Stock.

CASH AND CASH EQUIVALENTS. Cash equivalents consist of interest-bearing securities with original maturities of less than ninety days.

ACCOUNTS RECEIVABLE, NET. Accounts receivable are net of allowances for doubtful accounts and returns of $25,364,000 and $4,983,000 at December 31, 1994 and 1993, respectively.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ENTERTAINMENT PRODUCT, NET. Entertainment product, net includes production or acquisition costs (including advance payments to producers), capitalized overhead and interest, home video and interactive manufacturing costs, and prints, advertising and other related distribution costs expected to benefit future periods. These costs are amortized, and third-party participations and residuals are accrued, on an individual product basis in the ratio that current year gross revenue bears to estimated future gross revenue.

Entertainment product, net is stated at the lower of cost less amortization or estimated net realizable value, generally on an individual product basis. Estimates of total gross revenue, costs and participations are reviewed quarterly and revised as necessary. When estimates of total revenue and costs indicate that an individual product will realize an ultimate loss, additional amortization is provided to fully recognize such loss in that period.

PROPERTY, PLANT AND EQUIPMENT, NET. The carrying values of property, plant and equipment are based on cost, and provision for depreciation is made principally on the straight-line method over estimated useful lives. Property, plant and equipment are net of accumulated depreciation of $10,160,000 and $5,003,000 at December 31, 1994 and 1993, respectively.

OTHER ASSETS. Included in other assets is a common stock investment at a carrying value (at cost) of $1,963,000 at December 31, 1993 and (at fair value) of $8,712,000 at December 31, 1994. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which became effective in 1994. This statement requires the Company to adjust the carrying value of this asset, which is classified as "available for sale" under the applicable provisions of SFAS No. 115, to fair market value based on its over-the-counter market price, with a corresponding adjustment, net of tax, to Shareholders' Equity. It is not clear that the Company could realize such a value if the investment were to be sold due to the low trading volume of such shares relative to the number of shares owned by the Company. Additionally, Viacom owns a significant number of shares in the same investment.

INTANGIBLE ASSETS, NET. Intangible assets represent the acquisition costs of SEI, Republic and VIE in excess of the value of their identified net assets. (See Note 2.) These costs are being amortized on a straight-line basis over 40 years. Amortization expense relating to such intangible assets was $7,144,000, $3,825,000 and $4,086,000 for the three years ended December 31, 1994, respectively. Intangible assets are net of accumulated amortization of $17,671,000 and $10,527,000 at December 31, 1994 and 1993, respectively. It is the Company's policy to evaluate the carrying value of such costs on a regular basis, and to recognize impairment if it becomes probable that such costs would not be recoverable.

DEFERRED REVENUE. A substantial portion of the network license fees related to television programming are received prior to the time the programming is completed or delivered to the

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


network. Such fees, and other fees received prior to the time that the related entertainment product is available to the licensee, are recorded on the balance sheet as deferred revenue.

Such amounts are normally repayable by the Company only if it fails to deliver the related product to the licensee.

REVENUE RECOGNITION. Revenue from licensing agreements covering entertainment product owned by the Company is recognized when the entertainment product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met. Long-term noninterest-bearing receivables arising from such agreements are discounted to present value. Revenue from television distribution of entertainment product which is not owned by the Company is recognized when billed.

Revenue from direct distribution of home video and interactive entertainment product is recognized, net of an allowance for estimated returns and discounts, together with related costs, in the period in which the product is shipped to the Company's customers.

ACCOUNTING FOR ENVIRONMENTAL MATTERS. The allowances for estimated losses on disposal and disputed claims reported in Note 10 include accruals for environmental liabilities, including anticipated remediation costs of properties held for sale. Such accruals are determined independently of the estimated net realizable value of any related asset, and are recorded without discount or offset for either (i) time value of money prior to the anticipated date of payment, or (ii) expected recoveries from insurance or contribution claims against unaffiliated entities. The allowances are reviewed quarterly and revised as necessary.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Net income per common and common equivalent share amounts are based on the weighted average common and common equivalent shares outstanding during the respective period. Primary and fully-diluted net income per common and common equivalent share are not presented as they result in a dilution of less than 3% from basic net income per common and common equivalent share.

2.   BUSINESS COMBINATIONS AND ACQUISITIONS

On April 26, 1994, DE Acquisition Corporation, a wholly-owned subsidiary of the Company, merged with and into Republic (the "Merger"). As a result of the Merger, Republic became a wholly-owned subsidiary of the Company, and each share of the common stock of Republic (the "Republic Common Stock") outstanding immediately prior to the Merger was converted into the right to receive $13.00 in cash, without interest.

Immediately prior to the Merger, BEC indirectly owned 2,550,000 shares of Republic Common Stock and warrants to purchase 810,000 additional shares of Republic Common Stock at an exercise price of $11.50 per share. In accordance with the terms of the Merger,

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company purchased the 2,550,000 shares of Republic Common Stock from BEC for $33,150,000 and the warrants owned by BEC were converted into warrants to purchase 1,337,148 shares of the Company's Common Stock at an exercise price of $6.97 per share. Certain other parties held warrants to purchase 500,000 shares of Republic Common Stock at an exercise price of $12.50 per share. In accordance with the terms of the Merger, these warrants were converted into warrants to purchase 825,400 shares of the Company's Common Stock at an exercise price of $7.57 per share.

On July 30, 1994, the Company and BEC entered into an exchange agreement (the "Exchange Agreement") and consummated the transactions contemplated thereby (the "Acquisition"). Pursuant to the Exchange Agreement, BEC delivered to the Company 8,686,984 ordinary shares (the "Ordinary Shares") of VIEL and an option to acquire 550,000 Ordinary Shares of VIEL (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. BEC had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 90% of VIEL's Ordinary Shares.

In connection with the Acquisition, the Company also entered into put- and call-option agreements with BEC (now Viacom) with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, at certain dates over the next three years the Company may acquire, or be required to purchase, these shares at an agreed-upon price. At the option of the Company, such purchase price may be paid to BEC (now Viacom) in cash or shares of the Company's Common Stock.

The Company has accounted for the Merger and the Acquisition under the purchase method of accounting. However, with respect to the Merger, the Company has recorded an adjustment of $6,670,000 to Shareholders' Equity to reflect the excess of the cash consideration paid for BEC's ownership interest in Republic Common Stock (see above) over BEC's carrying value for such interest. Further, because BEC controlled both the Company and VIE at the time of the Acquisition, the Company's purchase price for the VIE Interests has been determined by reference to the purchase price paid by BEC for the VIE Interests.

The assets and liabilities of Republic and VIE are included in the accompanying consolidated balance sheet as of December 31, 1994 at estimated fair value, with the preliminary differences between purchase price and such fair values being included in intangible assets. The Company has completed a preliminary evaluation of the assets and liabilities of Republic and VIE. The excess of the purchase price over net assets and liabilities acquired is being amortized on a straight-line basis over forty years.

The results of operations of Republic since April 26, 1994, and the results of operations of VIE since July 30, 1994, are included in the accompanying consolidated statements of

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

operations. The following table presents the unaudited pro forma results of operations assuming that the Merger and the Acquisition had both occurred on January 1, 1993 (in thousands, except per share amounts).

                                                             Year Ended
                                                             December 31,
                                                         --------------------
                                                           1994        1993
                                                         --------    --------
   Revenue                                               $657,200    $472,400
   Income from continuing operations                       17,300      34,300
   Income per share from continuing operations               0.22        0.39

The pro forma results set forth in the preceding tables are not necessarily indicative of the results that would have been realized had these transactions actually taken place on the applicable dates or of the results which may occur in the future.

In May 1991, the Company acquired approximately 27,200,000 shares (82%) of the common stock and all of the preferred stock of SEI. In July 1992, the Company issued 5,842,729 shares of Common Stock in exchange for the remaining publicly held SEI common shares.

3.   ENTERTAINMENT PRODUCT, NET

Entertainment product, net is comprised of the following at December 31 (in thousands):

                                                           1994        1993
                                                         --------    --------
         Entertainment product:
           Released                                      $162,147    $ 92,533
           In process and other                            53,615      22,009
         Entertainment product rights                     109,881      89,690
                                                         --------    --------
                                                         $325,643    $204,232
                                                         ========    ========

Entertainment product rights include the Company's acquisition from Carolco Television, Inc. ("Carolco") in September 1992 of the domestic television rights to more than 150 of Carolco's feature films. The purchase price for these rights, plus certain related receivables, was $50,000,000 in cash plus the assumption of approximately $14,000,000 of related liabilities. Entertainment product rights also include advances to producers for distribution rights and other entertainment product not produced by the Company.

Based on the Company's estimates of future gross revenue as of December 31, 1994, approximately 70% of unamortized released entertainment product and entertainment product rights will be amortized during the three years ending December 31, 1997.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  DEBT

Debt consisted of the following at December 31 (in thousands):

                                                         1994          1993
                                                       --------      -------
Viacom Facility, average interest at
  7.12% at December 31, 1994                           $181,805      $   -
Credit Agreement, average interest
  at 6.76% at December 31, 1994                          54,313          -
UK Facility, interest
  at 7.75% at December 31, 1994                           8,943          -
Other credit facilities                                   3,792          -
Bank term loans, interest at
   5.62% at December 31, 1993                               -         49,580
                                                       --------      -------
                                                       $248,853      $49,580
                                                       ========      =======

In January 1994, the Company entered into a three-year credit agreement with BEC. As a result of the merger of BEC with and into Viacom, Viacom succeeded to BEC's position under the credit agreement (the "Viacom Facility"). This agreement was amended and restated in January 1995 to reflect certain amendments to the facility which were effective as of December 7, 1994, including a $25,000,000 increase in the amount available under the facility. The Viacom Facility, as amended, provides for (i) a term loan facility of $100,000,000 which funded the Company's merger with Republic (see Note 2) and
(ii) a revolving credit facility of $100,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings mature on March 31, 1997. Under the Viacom Facility, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees, all based on the similar fees payable by Viacom under its separate credit facilities. Interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread (currently 1.25%) or at the prime rate; both rates are determined by reference to the corresponding rates payable by Viacom under its separate credit facilities.

Borrowings under the Viacom Facility are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Facility may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated.

On December 23, 1993, a wholly-owned subsidiary of VIEL established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Acquisition, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by BEC (now Viacom). All outstanding borrowings under the Credit Agreement are due June 30, 1995. Interest is payable monthly at the bank's reference rate or, at the Company's option,

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. As of December 31, 1994, the Company had approximately $5,816,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product.

On September 8, 1993, another wholly-owned subsidiary of VIEL established a L.5,000,000 credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to L.10,000,000, based in part on the personal guarantee of two of the directors of the subsidiary. Following the Acquisition the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. (See Note 2.) Advances under the credit facility bear interest at the bank's prime rate plus 1.5% and are due on demand. The UK Facility matures on April 30, 2005.

During the first quarter of 1995, the Company's other credit facilities were paid off and terminated.

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

As of December 31, 1993, the Company had a credit facility with a group of banks. This facility was terminated in January 1994 when the Company entered into the Viacom Facility. In February 1993, the Company redeemed its 12- 1/4% Subordinated Notes. The Company also prepaid all of the outstanding principal amount of its 10% Senior Subordinated Notes and paid or prepaid a substantial portion of its bank debt in October 1993, and redeemed all of the outstanding principal amount of its 12% Subordinated Debentures in November 1993.

The Company made cash interest payments of $8,436,000 in 1994, $7,800,000 in 1993 and $8,800,000 in 1992.

At December 31, 1994, the carrying value of all of the Company's debt approximated fair value.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   EXTRAORDINARY ITEMS

The extraordinary items for the years ended December 31, 1993 and 1992 include the following (in thousands):

                                                      1993          1992
                                                     -------       ------
Utilization of net operating loss carryforwards:
  Continuing operations                              $   -         $4,945
  Discontinued operations                                -           (997)
                                                     -------       ------
                                                         -          3,948
                                                     -------       ------
Loss on extinguishment of debt                        (3,309)         -
Benefit for income taxes                               1,287          -
                                                     -------       ------
                                                      (2,022)         -
                                                     -------       ------
                                                     $(2,022)      $3,948
                                                     =======       ======

In connection with the early extinguishment of certain indebtedness in 1993. (See Note 4.) The Company recorded an extraordinary loss from the write-off of unamortized discount and debt issuance costs relating to such debt. See Note 9 regarding the change in 1993 in the Company's method of accounting for income taxes.

6.  SHAREHOLDERS' EQUITY

PREFERRED STOCK. At December 31, 1994 and 1993, there were 20,000,000 shares of Preferred Stock authorized. 9,000 shares of Series A Preferred Stock had been issued by the Company, with a dividend yield of 9% and a liquidation value of $1,000 per share, but the Company redeemed all of the Series A Preferred Stock in November 1993.

COMMON STOCK. The Company declared and paid cash dividends on its Common Stock of $.06, $.08 and $.08 for the years ended December 31, 1994, 1993 and 1992, respectively. Dividends were discontinued by the Board of Directors as of the fourth quarter of 1994.

At the Company's Annual Meeting of Shareholders on May 18, 1994, the shareholders approved an increase in the number of authorized shares of the Company's Common Stock from 200,000,000 to 300,000,000.

See Note 2 regarding the existence of certain warrants to purchase 2,162,548 shares of Common Stock.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SALE OF COMMON STOCK. In October 1993, in connection with the negotiation of the Republic merger the Company sold 13,362,215 shares of its Common Stock to BEC in exchange for 3,652,542 shares of BEC's common stock. (See Note 2.) The BEC shares were subsequently sold, with the Company realizing approximately $100,445,000 in cash.

ISSUANCE OF COMMON STOCK. See Note 2 regarding the issuance of 22,015,062 and 5,842,729 shares of the Company's Common Stock in connection with the acquisitions of VIE and SEI, respectively.

CAPITAL IN EXCESS OF PAR VALUE. See Note 2 regarding the adjustment related to the acquisition of Republic Common Stock from BEC.

ACCUMULATED DEFICIT. See Note 10 regarding the adjustment related to the Company's pension plan. See Note 1 regarding the adjustment related to a common stock investment.

STOCK OPTION PLAN. The Company has stock option plans under which both incentive and nonqualified stock options may be granted to certain key employees and directors to purchase up to approximately five million shares of Common Stock. Options may be granted at a price not less than the fair value of the underlying Common Stock on the date of grant, in the case of incentive stock options, or 50% thereof, in the case of nonqualified options. Each option may be granted subject to various terms and conditions established on the date of grant, including exercise and expiration dates; provided, however, that all options will expire no later than ten years from their date of grant. The options typically become exercisable at the rate of 20% or 25% annually, beginning one year after the date of grant. In October 1992, the Company's shareholders approved amendments that provided for the issuance of options to purchase approximately one million shares of Common Stock to replace options to purchase an identical number of SEI common shares. Stock option data follows:

                                            1994                           1993                           1992
                                ----------------------------    ---------------------------    ----------------------------
                                               Option Prices                  Option Prices                   Option Prices
                                  Shares         Per Share         Shares       Per Share         Shares        Per Share
                                ----------    --------------    ---------    --------------    ---------    ---------------
Outstanding at January 1         3,749,262    $3.38 - $19.28    1,130,481    $3.00 - $19.28      341,900     $3.00 - $ 4.75
   Granted                       3,384,181    $0.29 - $10.38    3,141,480    $6.00 - $ 7.34    1,026,131     $3.38 - $19.28
   Exercised                    (1,463,429)   $3.38 - $ 9.99     (301,231)   $3.00 - $ 9.88     (113,200)    $3.00 - $ 4.63
   Terminated                      (21,345)   $5.93 - $ 6.74     (221,468)   $3.38 - $ 8.38     (124,350)    $3.00 - $ 7.13
                                 ---------                      ---------                      ---------
Outstanding at December 31       5,648,669    $0.29 - $19.28    3,749,262    $3.38 - $19.28    1,130,481     $3.00 - $19.28
                                 =========                      =========                      =========
Exercisable at December 31       1,069,847    $3.38 - $19.28      785,780    $3.38 - $19.28    1,013,531     $3.00 - $19.28
                                 =========                      =========                      =========
Available for grant at
   December 31                   4,380,542                        579,207                      3,499,219
                                 =========                      =========                      =========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In connection with the Merger and the Acquisition, the Company converted outstanding options, under the respective stock option plans of Republic and VIE, to options to purchase the Company's Common Stock, which are included in options granted in the 1994 table above.

Options to acquire shares of Republic common stock outstanding under the Republic stock options plan(s) were converted into the right to receive, upon payment of the exercise price as adjusted, 1.6508 shares of the Company's Common Stock for each share of Republic common stock into which such option was exercisable. The exercise price of Republic options was adjusted by multiplying such exercise price by .6058.

Options to acquire ordinary shares of VIE outstanding under the VIE stock option plan(s) were converted into the right to receive, upon payment of the adjusted exercise price, shares of the Company's Common Stock. A conversion ratio of 2.4022 was determined based on the relative fair values of the ordinary shares to the shares of the Company's Common Stock at that time. The exercise price of VIE options was adjusted by dividing by the conversion ratio.

The times at which the previously outstanding Republic and VIE options may be exercised remains unchanged. No additional options may be granted pursuant to the pre-existing Republic and VIE plans, and the issuance of options to acquire the Company's Common Stock to Republic and VIE plan participants did not reduce the amounts available under the Company's current plans.

7.  BENEFIT PLANS

The Company previously maintained two defined contribution employee retirement plans which covered substantially all non-union employees of SEI.
Contributions by SEI were discretionary or set by formula. Effective January 1, 1993, SEI adopted a new 401(k) Contribution Plan that replaced the two prior plans. Expenses under the various employee retirement plans were $552,000, $463,000 and $586,000 for the three years ended December 31, 1994, 1993 and 1992, respectively.

The Company's contribution to the 401(k) Contribution Plan and discretionary profit-sharing contributions to such plan are made in cash and are restricted to investment in the Company's Common Stock, which is purchased in the open market.

A significant number of the Company's production employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed approximately $8,771,000, $4,259,000, and $3,714,000 for the three years ended December 31, 1994, 1993 and 1992, respectively.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The FASB has issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (effective in 1993) and SFAS No. 112 "Employers' Accounting for Postemployment Benefits" (effective in 1994). The Company does not provide any postretirement or postemployment benefits.

8.  RELATED PARTY TRANSACTIONS

See Note 4 regarding the Company's credit facility with Viacom and Viacom's guarantee of the Company's credit agreement with a bank, and Note 6 regarding the Company's sale and issuance of Common Stock to BEC in 1993 and 1994, respectively.

From their issuance in May 1991 until their repayment in October 1993, a director of the Company held $18,287,500 principal amount of the Company's 10% Senior Subordinated Notes. The Company paid $1,791,000 and $1,828,000, in interest on these obligations during 1993 and 1992, respectively.

During 1994 and 1993, the Company recorded revenue of approximately $6,723,000 and $3,100,000, respectively from the sale of home videocassettes and interactive entertainment product to BEC (subsequent to September 29, 1994, Blockbuster Entertainment Group, a division of Viacom). At December 31, 1994, the Company had a net receivable due from Viacom of approximately $1,824,000 related to these sales and associated returns.

During 1993, the Company paid AFC a premium of $5,000,000 for an insurance-type indemnity against up to $35,000,000 of certain costs it may have to pay in excess of $25,000,000, subject to certain adjustments, in resolving environmental and bankruptcy related claims through March 31, 2005. (See Note 10.)

Viacom (BEC) and AFC provided the Company with management services for which the Company was charged by AFC $1,283,000 and $1,493,000 for the years ended December 31, 1993 and 1992, respectively. The amount charged by Viacom (BEC) in 1994 was $500,000 and by BEC in 1993 was $380,000. As of December 31, 1994
the Company had a net payable to Viacom of $354,000 with respect to such expenses.

Prior to the merger of BEC into Viacom, the Company licensed certain entertainment product to Showtime Network Inc., a subsidiary of Viacom, and certain television stations owned by Viacom. Revenue from sales to Showtime Network Inc. were not material for the year ended December 31, 1994. Sales to the television stations consist of both cash and barter contracts. Revenue from cash contracts was $1,890,000 for the year ended December 31, 1994 and the Company has a receivable due from Viacom of $1,786,000 as of December 31, 1994. The Company realized revenue from third-party advertisers with respect to the sale of advertising time received under the barter contracts.

Additionally, prior to the merger of BEC into Viacom, the Company licensed certain entertainment product to USA Network and Sci-Fi Channel in which Viacom has equity interests. Revenue from such sales were $3,878,000 for the year ended December 31, 1994, and the Company has a receivable due from USA Network and Sci-Fi Channel of $4,545,000 associated with such sales.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.  INCOME TAXES

The provision for income taxes for continuing operations, discontinued operations and extraordinary items for each of the three years ended December 31 include (in thousands):

                            1994      1993      1992
                           -------   -------   ------
Continuing operations:
  Federal                  $11,305   $ 5,643   $5,327
  Foreign                    6,494     5,023    2,500
  State and local            1,896     2,390    1,358
                           -------   -------   ------
                            19,695    13,056    9,185
                           -------   -------   ------
Discontinued operations:
  Federal                      -      (2,139)    (985)
  State and local              -        (390)     -
                           -------   -------   ------
                               -      (2,529)    (985)
                           -------   -------   ------
Extraordinary items:
  Federal                      -      (1,088)     -
  State and local              -        (199)     -
                           -------   -------   ------
                               -      (1,287)     -
                           -------   -------   ------
    Total                  $19,695   $ 9,240   $8,200
                           =======   =======   ======



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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The temporary differences and tax attribute carryforwards which gave rise to deferred tax assets and liabilities at December 31, 1994 and 1993 were as follows (in thousands):

                                                   1994            1993
                                                 --------        --------
        Deferred Tax Assets:
          Discontinued operations allowances     $  9,286        $ 15,398
          Tax attribute carryforwards              37,281          29,724
          Pension liability adjustment              3,027           3,321
          Other, net                                  -             1,037
                                                 --------        --------
                                                   49,594          49,480
          Valuation allowance                     (27,219)        (25,066)
                                                 --------        --------
                                                 $ 22,375        $ 24,414
                                                 ========        ========
        Deferred Tax Liabilities:
          Entertainment product, net             $ 23,112        $ 20,209
          Revenue recognition                       8,880           6,570
          Unrealized holding gain                   2,770             -
          Other, net                                2,407             -
                                                 --------        --------
                                                 $ 37,169        $ 26,779
                                                 ========        ========

In connection with adopting SFAS 109, the Company established a valuation allowance against certain of its tax attribute carryforwards. During 1993, the Company reassessed (under the criteria of SFAS 109) the realizability of the tax attribute carryforwards in light of factors arising from, or related to, the acquisition of a majority of the Company's Common Stock by BEC. Based on this reassessment, the Company reduced the valuation allowance by approximately $4,200,000 and reflected a corresponding benefit in its provision for income taxes for the third quarter of 1993.

The increase in the valuation allowance in 1994 was caused by the acquisition of VIE, which had previously recorded an allowance in the amount of $2,153,000, which the Company's management has determined is reasonable.

The components of income from continuing operations before the provision for income taxes in 1994 and 1993 were as follows (in thousands):


                                                   1994            1993
                                                 -------         -------
        Domestic                                 $27,503         $21,300
        Foreign                                   16,980          15,415
                                                 -------         -------
                                                 $44,483         $36,715
                                                 =======         =======

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The primary reasons for the effective tax rates on the income from continuing operations differing from the statutory federal tax rates for each of the three years ended December 31 are summarized as follows:

                                                  1994            1993            1992
                                                  ----            ----            ----
 Federal tax rate                                  35%             35%             34%

    Amortization of intangible assets               6               4               8
    Adjustment of valuation allowance               -             (11)              -
    State and local taxes, net of available
        Federal income tax benefits                 4               4               5
    Foreign taxes, net of available Federal
        income tax benefits                         -               5              10
    Foreign sales corporation benefit               -              (2)             (7)
    Minority interest                               -               -               3
    Other                                          (1)              1               1
                                                   --              --              --
                                                   44%             36%             54%
                                                   ==              ==              ==

Under the "deferred" method previously used by the Company, income tax expense was determined giving effect to differences between income and expense for financial reporting and tax return purposes. The provision for income taxes in 1992 included provisions for deferred taxes, primarily related to timing differences in the recognition of film revenue and costs, that would be required in the absence of tax attribute carryforwards. The tax benefit from utilization of such carryforwards was reflected as an extraordinary item in such years.

As of December 31, 1994, the Company had available net operating loss carryforwards of approximately $51,800,000, capital loss carryforwards of $9,500,000, foreign tax credit carryforwards of $10,984,000, investment tax credit carryforwards of $1,773,000 and AMT credit carryforwards of $3,166,000. The use of these attributes, which except for the AMT credit will expire in 1995 through 2007, is subject to certain limitations as a result of BEC's acquisition of a majority interest in the Company during 1993 and Viacom's acquisition of BEC during 1994.

Total cash income tax payments were $7,661,000, $6,300,000 and $4,100,000, respectively for 1994, 1993 and 1992. In addition, the Company received $8,950,000 of income tax refunds during 1994, the receipt of which had previously been accrued. However, the Company did recognize a benefit of $547,000 as a result of the favorable resolution of certain tax matters. Additionally, the Company is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Management believes that any required adjustments to the Company's tax liabilities resulting from such audits will not have a material adverse impact on its financial position or results of operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  DISCONTINUED OPERATIONS

All of the Company's former industry segments are reported as discontinued. A summary of financial data for discontinued operations for the years ended December 31, 1993 and 1992 follows (in thousands, except per share data):

                                                           1993        1992
                                                         --------    --------
Revenue
  Petroleum marketing                                    $    -      $260,654
  Other, including investments                                -         6,190
                                                         --------    --------
                                                              -       266,844
                                                         --------    --------
Costs and expenses:
  Cost of petroleum marketintg sales                          -       261,628
  Interest expense                                            -           312
  Other, principally general and administrative             6,500       7,932
                                                         --------    --------
                                                            6,500     269,872
                                                         --------    --------
Loss before income taxes                                   (6,500)     (3,028)
Income taxes benefit                                        2,529         985
                                                         --------    --------
Net loss from discontinued operations                    $ (3,971)   $ (2,043)
                                                         ========    ========
Net loss per common share from discontinued operations   $   (.07)   $   (.04)
                                                         ========    ========

Net assets (liabilities) of discontinued operations which are held for disposition consisted of the following at December 31 (in thousands):

                                                           1994        1993
                                                         --------    --------
  Receivables, net                                       $    608    $  2,714
  Property, plant and equipment, net                        3,161       4,467
  Accounts payable and other                               (1,749)     (1,780)
  Pension liability                                        (8,713)     (9,449)
  Allowances for estimated losses on disposal
    and disputed claims                                   (20,368)    (29,621)
                                                         --------    --------
                                                         $(27,061)   $(33,669)
                                                         ========    ========

During July and August 1992, the Company sold the "Penndel Group," consisting of two oil group subsidiaries and its Philadelphia terminal facility, for approximately $17.7 million in cash. During December 1992 and January 1993, the Company's major utility supply contracts were sold. No material gain or loss resulted from the overall disposition of these operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONTINGENCIES. Contingent liabilities relating to discontinued operations include contract disputes, remaining disputed claims under the joint plan of reorganization of the Company and certain of its subsidiaries (the "Joint Plan"), environmental clean-up assessments, damages from alleged dioxin contamination and others. Some of the parties seek damages from the Company in very large amounts, however, as discussed below, management does not believe the ultimate resolution of these matters should have a material adverse effect on its financial condition and its results of operations.

(A) A subsidiary of the Company, Independent Petrochemical Corporation ("IPC"), has been named as a defendant in a number of personal injury and property damage actions arising from the alleged improper disposal in 1971 of waste material, which was later determined to contain dioxin, at a number of sites in Missouri. These actions were brought by approximately 2,450 individual plaintiffs, the United States (U.S. v. Bliss, et al., U.S. District Court for the Eastern District of Missouri, filed January 20, 1984), the State of Missouri and certain co-defendants. Substantially all of the claims by individuals against IPC have been settled by its insurers for an aggregate of approximately $33 million. Although IPC settled with the United States and Missouri in 1993, agreeing to liability of $106 million plus future costs, the settlements provide that such amounts are collectible only from insurance potentially available to IPC. The Company has written off its investment in IPC.

The Company and two other subsidiaries, Charter Oil Company ("Charter Oil") and Charter International Oil Company, were joined as defendants in many of these actions and have settled the claims of (i) substantially all the individuals for $9.5 million, (ii) the United States for $5 million, and (iii) the State of Missouri for $1 million, principally to assure the feasibility of the Joint Plan of Reorganization at the time of its confirmation by the Bankruptcy Court in 1986.

The Company, Charter Oil and IPC brought an action against their insurers to secure coverage for the dioxin claims (IPC v. Aetna, et al., U.S. District Court for the District of Columbia, filed November 9, 1983). On January 10, 1994, the court granted the insurers' motion for summary judgment based upon pollution exclusion language in their policies. Unless this decision is reversed on appeal, there will be no further insurance coverage for the dioxin claims.

(B) The Company has had contact with various governmental agencies regarding possible contamination of soil and groundwater at seven properties that are or have been owned or leased by the Company's subsidiaries. Private actions also have been brought or threatened with respect to such possible contamination at
an additional two locations.   Notification of possible responsibility has also
been received regarding nine other sites where waste materials allegedly were
delivered.   The Company may be assessed for cleanup costs under relevant local, state or federal environmental laws, and future claims could be asserted with respect to

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


other properties. The Company's liability insurers have been placed on notice of many of these claims and have taken the position that there is no coverage under their policies. While the Company does not agree that coverage is not available under its past policies, there is no assurance that pending or future claims will be covered by such insurance. Although comprehensive evaluations of liability and of the extent of contamination have not been performed in all cases, the following claims are believed by the Company at this time to be the most significant.

A subsidiary is engaged in the cleanup of a petroleum terminal property owned by the subsidiary in Tiverton, Rhode Island. The remaining cost could be as much as $8 million, which is fully provided for in the allowances for estimated losses of disposal of former operations. The subsidiary has filed a cost recovery action against a former owner of the terminal, and is continuing to investigate whether other former owners or insurers may be liable for a portion of the cost.

In 1990, a subsidiary declined to join a settlement agreement among the United States, a state government and 15 companies regarding the Sullivan's Ledge superfund site in New Bedford, Massachusetts, based upon certain legal defenses and the belief that any liability the subsidiary may have should be less than a pro rata allocation among the settling parties. Under the proposed agreement, the subsidiary would have been obligated to pay between $2 million and $3 million in cleanup costs. The subsidiary subsequently agreed with the United States to settle its potential liability for $215,000, subject to court approval. The settlement is being asserted by the subsidiary as a defense to a private cost recovery action that has been filed by the parties to the proposed settlement agreement.

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

While the results of such actions cannot be predicted with certainty, based upon its knowledge of the facts and circumstances and applicable laws, the Company believes the ultimate resolution of these matters should not have a material adverse effect on its financial condition

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


and its results of operations. This belief is also based upon (i) allowances that have been established for estimated losses on disposal of former operations and remaining Chapter 11 disputed claims (see table above), and (ii) an insurance-type indemnity agreement with AFC. Substantial portions of such allowances are intended to cover environmental liabilities associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental-related liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Joint Plan disputed claims would exceed the amount of the allowances by more than $50 million, a substantial portion of which would be covered by the AFC indemnity.

The AFC indemnity, which was agreed to in exchange for a one-time payment of $5 million expensed by the Company as part of discontinued operations in the first quarter of 1993, provides for the reimbursement to the Company of liabilities it may have to pay in resolving environmental and bankruptcy related claims through March 31, 2005. The indemnity covers up to $35 million of such liabilities in excess of a threshold amount of $25 million, subject to certain adjustments.

PENSION PLAN. The Company has a noncontributory, defined benefit pension plan which covers employees of the discontinued operations, a significant number of which have vested benefits. Contributions are made on an actuarial basis in amounts primarily based on employees' years of service and average salary when employed. At December 31, 1992, the plan assets exceeded the projected benefit obligation by $2.5 million.

In 1993, the Company recorded an additional minimum pension liability of $5,217,000 (net of a tax benefit of $3,321,000), with an offsetting charge to Shareholders' Equity, to reflect the adjustment to pension liability resulting from the reduction in the discount rate from 8.5% in 1992 to 7% in 1993. An increase in the discount rate to 8.25% resulted in an adjustment to reduce the additional minimum liability and related tax benefit with an offsetting credit to Shareholders' Equity of $380,000 in 1994.

The following table sets forth the plan's funded status and amounts recognized as of December 31 (in thousands):

                                                     1994         1993
                                                   --------     --------
    Total projected benefit obligation             $(44,313)    $(55,679)
    Market value of assets                           35,600       46,035
                                                   --------     --------
    Funded status                                    (8,713)      (9,644)
    Transition asset                                 (2,764)      (3,159)
    Unrecognized loss                                10,680       11,880
    Unrecognized prior service cost                       7           12
    Additional minimum liability                     (7,923)      (8,538)
                                                   --------     --------
    Accrued pension cost                           $ (8,713)    $ (9,449)
                                                   ========     ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


During 1994, the Company transferred all obligations and assets relating to annuities guaranteed by insurance to a third party. Such obligations or assets are therefore not reflected in the plan balances on December 31, 1994.

Net pension costs for the years ended December 31, which were charged against net liabilities related to discontinued operations in the balance sheet, are as follows (in thousands):

                                                    1994         1993
                                                  -------      -------
        Service cost                              $    --      $    43
        Interest cost                               3,750        3,789
        Expected return on assets                  (3,547)      (3,990)
        Net amortization and deferrals               (105)         391
                                                  -------      -------
        Pension expenses                          $    98      $   233
                                                  =======      =======

The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 8.25% and 7% for the years ended December 31, 1994 and 1993, respectively. The expected long-term rates of return on assets were 8% and 9%, respectively. The plan assets are invested primarily in fixed income securities. Included in the plan assets at December 31, 1993 was $5.5 million principal amount of AFC 12.25% debentures due 2003. This asset was sold in 1994.

11.  COMMITMENTS AND CONTINGENCIES

The Company continues to be involved in a number of legal and other actions including threatened claims and pending litigation. While the results of such actions cannot be predicted with certainty, based upon its knowledge of the facts and circumstances and applicable laws, the Company believes that the ultimate resolution of all disputed claims, pending litigation and threatened claims will not have a material adverse effect on its financial condition or its results of operations. See Note 10 for contingencies relating to discontinued operations.

As of December 31, 1994, the Company had operating leases for offices and equipment. The rental expense, net of amounts capitalized, for the three years ended December 31, 1994 was $4.2 million, $3.3 million and $2.9 million, respectively. The future minimum annual rental commitments under non-cancelable operating leases, excluding renewal options, for the subsequent five years and thereafter for continuing operations are as follow (in thousands):

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                       1995                                  $ 7,043
                       1996                                    5,873
                       1997                                    5,382
                       1998                                    4,610
                       1999                                    3,943
                       Thereafter                             17,421
                                                             -------
                               Total                         $44,272
                                                             =======

12.   INDUSTRY SEGMENTS


The Company's continuing business activities consist of one industry segment, the entertainment industry. The Company had revenue from one customer in 1994, 1993 and 1992 representing 15%, 22% and 22% of revenue, respectively.

Revenue, operating profit and identifiable assets of the Company's international operations were not material related to consolidated amounts as of and for the years ended December 31, 1993 and 1992. Due to the acquisition of VIE in 1994, international operations, primarily in Europe, have increased in significance related to the consolidated operations of the Company. Information with respect to the revenue, operating profit and identifiable assets by geographic area, as of and for the year ended December 31, 1994, follows (in thousands):

                                United States          Europe             All Other           Total
                                -------------          ------             ---------           -----
    Revenue                       $499,115            $ 94,735             $ 5,989         $  599,839
    Operating income                43,949               6,608                 186             50,743
    Identifiable assets            824,698             188,438              13,624          1,026,760

Export sales for the years ended December 31, 1994, 1993 and 1992 totaled approximately $120,903,000, $97,813,000 and $97,283,000, respectively. Export sales to Europe for the years ended December 31, 1994, 1993 and 1992 were $67,952,000, $47,579,000 and $48,504,000, respectively.

              SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents quarterly results of operations for the years ended December 31, 1994 and 1993 (in thousands, except per share data).

                                       1st          2nd          3rd          4th
1994                                 Quarter      Quarter      Quarter      Quarter
                                    --------     --------     --------    ---------
Revenue                             $ 80,413     $ 84,232     $136,744     $298,450
Income (loss) from continuing
   operations, net                  $  6,854     $  8,707     $   (531)    $  9,078

Net income (loss)                   $  6,854     $  8,707     $   (531)    $  9,078

Net income (loss) per common
   and common equivalent share      $   0.11     $   0.13     $  (0.01)    $   0.10


                                       1st          2nd          3rd          4th
1993                                 Quarter      Quarter      Quarter      Quarter
                                    --------     --------     --------    ---------
Revenue (a)                         $ 50,818     $ 71,277     $ 55,082     $ 97,722
Income from continuing
   operations, net                  $    939     $  6,081     $  7,480     $  9,159
Discontinued operations, net        $ (5,515)    $  1,805     $    -       $   (261)
Income (loss) before
   extraordinary items              $ (4,576)    $  7,886     $  7,480     $  8,898
Extraordinary items, net            $    -       $    -       $    -       $ (2,022)
Net income (loss)                   $ (4,576)    $  7,886     $  7,480     $  6,876

Net income (loss) per common
   and common equivalent share:
   Continuing operations            $   0.02     $   0.12     $   0.14     $   0.14
   Discontinued operations             (0.11)        0.03          -            -
   Extraordinary items                   -            -            -          (0.04)
                                    --------     --------     --------    ---------
Net income (loss) per common
   and common equivalent share:     $  (0.09)    $   0.15     $   0.14     $   0.10
                                    ========     ========     ========     ========

(a) Certain reclassifications have been made in the financial statements to the prior presentations of revenue; selling, general and administrative expense; interest income; and other expense. In this table, only revenue is affected by these reclassifications.

                                        SPELLING ENTERTAINMENT GROUP INC.
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           Year Ended December 31,
                                                (In Thousands)

                                                        1994
----------------------------------------------------------------------------------------------------------
                                                                                  Other
                                         Balance      Additions    Deductions   adjustments     Balance at
                                      at beginning     charged        from        during          end of
Description                            of period      to income     reserves      period          period
-----------                           ------------    ---------    ----------   -----------     ----------
Deducted from accounts receivable
   for doubtful accounts and returns    $ 4,983        $13,452      $(5,888)     $12,817(a)       $25,364
Losses on disposal and
   disputed claims                      $29,621        $   -        $(9,253)     $   -            $20,368


                                                         1993
----------------------------------------------------------------------------------------------------------
Deducted from accounts receivable
   for doubtful accounts                $ 4,661        $ 1,008      $  (686)     $   -            $ 4,983
Losses on disposal and
   disputed claims                      $15,058        $ 1,040      $(2,050)     $15,573(b)       $29,621


                                                         1992
----------------------------------------------------------------------------------------------------------
Deducted from accounts receivable
   for doubtful accounts                $ 4,547        $   686      $  (572)     $   -            $ 4,661
Losses on disposal                      $13,849        $ 5,476      $(4,267)     $   -            $15,058

(a)  Existing allowances at the dates of acquisition of Republic and VIE.

(b) During 1993, all allowances for disputed claims and other items were reclassed into losses on disposal and disputed claims.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 1994, the Company replaced Arthur Andersen LLP with Price Waterhouse LLP as its independent accountants. The decision to replace Arthur Andersen LLP was approved by the Board of Directors of the Company.

The report of Arthur Andersen LLP dated February 1, 1994 relating to the Consolidated Financial Statements of the Company for the year ended December 31, 1993 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit of the Company for the year ended December 31, 1993, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their financial report on the financial statements for such year.

                               ------------------

                                    PART III

The information required by the following items will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the 1995 Annual Meeting of Shareholders, and is incorporated herein by reference:

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:
         1.      Financial Statements are included in Part II, Item 8.

         2.      Financial Statement Schedules:

                 A. Selected Quarterly Financial Data is included in Note 13 to the Company's Consolidated Financial Statements

                 B.       Schedules filed herewith for 1994, 1993 and 1992:

                                                                                                        PAGE
                          I -     Condensed Financial Information of Registrant                          -
                                  This schedule has been omitted since in the most recently
                                  completed fiscal year the debt which restricted net assets was repaid.  (See Note 4.)  The current debt agreement does not contain any restrictions in this regard; accordingly, the
                                  schedule is no longer relevant.

                          II -    Valuation and Qualifying Accounts                                      56

                 All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Consolidated Financial Statements or the notes thereto.

         3.      Exhibits

(b)      Reports on Form 8-K:
         1. Form 8-K/A dated July 30, 1994 and filed with the Commission on October 14, 1994, amendment to Form 8-K dated July 30, 1994 regarding consummation of the exchange transaction with Blockbuster Entertainment Corporation in which shares of the Company's common stock were exchanged for ordinary shares of Virgin Interactive Entertainment plc.

         2. Form 8-K dated November 14, 1994 related to the change in certifying accountants, changes in the membership to the Company's Board of Directors and revision of the Company's dividend policy.

         3. Form 8-K dated December 7, 1994 regarding an amendment to the Credit Agreement, dated as of January 31, 1994, between the Company and Viacom Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPELLING ENTERTAINMENT GROUP INC.

Date:  March 30, 1995                     By: /s/ Steven R. Berrard
                                              --------------------------------
                                              Steven R. Berrard
                                              President and Chief Executive
                                              Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 1995                     By: /s/ H. Wayne Huizenga
                                              --------------------------------
                                              H. Wayne Huizenga
                                              Chairman of the Board


Date:  March 30, 1995                     By: /s/ Aaron Spelling
                                              --------------------------------
                                              Aaron Spelling
                                              Vice Chairman of the Board


Date:  March 30, 1995                     By: /s/ Steven R. Berrard
                                              --------------------------------
                                              Steven R. Berrard
                                              President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)


Date:  March 30, 1995                     By: /s/ Thomas P. Carson
                                              --------------------------------
                                              Thomas P. Carson
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial Officer)

Date:  March 30, 1995                     By: /s/ Kathleen Coughlan
                                              --------------------------------
                                              Kathleen Coughlan
                                              Senior Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)


Date:  March 30, 1995                     By: /s/ Sumner Redstone
                                              --------------------------------
                                              Sumner Redstone
                                              Director


Date:  March 30, 1995                     By: /s/ John L. Muething
                                              --------------------------------
                                              John L. Muething
                                              Director


Date:  March 30, 1995                     By: /s/ Philippe Dauman
                                              --------------------------------
                                              Philippe Dauman
                                              Director


Date:  March 30, 1995                     By: /s/ Frank Biondi, Jr.
                                              --------------------------------
                                              Frank Biondi, Jr.
                                              Director


Date:  March 30, 1995                     By: /s/ J. Brian McGrath
                                              --------------------------------
                                              J. Brian McGrath
                                              Director

                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS

NUMBER           EXHIBIT DESCRIPTION
------           -------------------

 3(i)            Registrant's Amended and Restated Articles of Incorporation, as amended through December 31, 1992 (incorporated by reference to Exhibit 3(i) to Registrant's Form 10-K for fiscal year ended December 31, 1993).

 3(ii)           Registrant's Bylaws, as amended through February 15, 1994 (incorporated by reference to Exhibit 3(ii) to
                 Registrant's Form 10-K for fiscal year ended December 31, 1993).

 4.1             Amended and Restated Credit Agreement dated as of January 31, 1995, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc.

 4.2             Amended and Restated Pledge and Security Agreement dated as of January 31, 1995, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc.

 4.3             Amended and Restated Copyright Mortgage and Assignment; Power of Attorney dated as of January 31, 1995, by the
                 Registrant and certain subsidiaries of the Registrant in favor of Viacom Inc.

10.1             Registrant's Stock Option Plan and Amendment Nos. One through Five thereto (incorporated by reference to
                 Exhibit 4.03 to the Registrant's Registration Statement No. 33-61914 on Form S-8).

10.2             Concession Interest Purchase and Sale Agreement, dated April 22, 1991, by and among Charter Oil Eastern
                 Production, Inc., Total Abu Al Bakhoosh S.A. and Amerada Hess Oil Corporation of Abu Dhabi (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS

NUMBER    EXHIBIT DESCRIPTION
------    -------------------
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

10.6      Employment Agreement, dated March 1, 1989, by and between Spelling Entertainment Inc. and Aaron Spelling (incorporated by reference to Exhibit 10.50 to Spelling Entertainment Inc.'s Registration Statement No. 33-26497 on Form S-4).

10.7      Amendment to Employment Agreement, dated November 7, 1991, by and among Spelling Entertainment Inc., Aaron Spelling
          Productions, Inc. and Aaron Spelling (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-K for fiscal year ended December 31, 1993).

10.8      Amendment No. 2 to Employment Agreement, dated May 6, 1993, by and among Spelling Entertainment Inc., Aaron Spelling
          Productions, Inc. and Aaron Spelling (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K for fiscal year ended December 31, 1993).

10.11     Amended and Restated Agreement and Plan of Merger, dated May 22, 1992, by and among the Registrant, SEI Acquisition
          Corp. and Spelling Entertainment Inc. (incorporated by reference to Spelling Entertainment Inc.'s Notice of Annual
          Meeting and Proxy Statement dated June 24, 1992).

                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS

NUMBER    EXHIBIT DESCRIPTION
------    -------------------
10.12     Stock Purchase Agreement, dated as of March 7, 1993, among Blockbuster Entertainment Corporation, BPH Subsidiary, Inc.,
          American Financial Corporation and certain subsidiaries of American Financial Corporation (includes insurance-type indemnity reference in Note 11 to the Registrant's consolidated financial statements) (incorporated by reference to
          Exhibit 28.1 to Blockbuster Entertainment Corporation's Current Report on Form 8-K dated March 7, 1993).

10.13     Agreement and Plan of Merger, dated December 8, 1993, by and among the Registrant, DE Acquisition Corporation and Republic
          Pictures Corporation (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated
          December 8, 1993).

10.14     Registrant's 1994 Stock Option Plan (incorporated by reference to Annex A to Registrant's Notice of Annual Meeting and
          Proxy Statement dated April 27, 1994).

10.15     Employment Agreement dated as of September 26, 1994, between Registrant and Peter Bachmann.

10.16     Employment Agreement dated as of September 1, 1994, between Registrant and Tom Carson.

10.17     Exchange Agreement dated July 30, 1994, by and among Spelling Entertainment Group Inc., Blockbuster Entertainment
          Corporation and Blockbuster Interactive Entertainment, Inc. (incorporated by reference to Exhibit 2 to Registrant's
          Form 8-K dated July 30, 1994).

11        Computation of net income per share.

21        Subsidiaries of the Registrant.

23.1      Consent of Price Waterhouse LLP.

23.2      Consent of Arthur Andersen LLP.

23.3      Consent of Ernst & Young LLP.

27        Financial Data Schedule.
