Form 10-Q
period 1995-03-31
SPELLING ENTERTAINMENT GROUP INC
filed 1995-05-15
CIK 312667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         /x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------------

                        COMMISSION FILE NUMBER:  1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)

             FLORIDA                                      59-0862100
- ----------------------------------            ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


      5700 WILSHIRE BOULEVARD
      LOS ANGELES, CALIFORNIA                              90036
- -----------------------------------------              -------------
(Address of principal executive offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 965-5700

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No       .
                                               -----     ------

      On May 10, 1995, the registrant had outstanding 88,327,011 shares of Common Stock, $.10 par value.

                       SPELLING ENTERTAINMENT GROUP INC.



                         PART I.  FINANCIAL INFORMATION



                                                                         PAGE
                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
         March 31, 1995 and December 31, 1994 (Unaudited)                  3

Condensed Consolidated Statements of
         Operations - Three Months Ended
         March 31, 1995 and 1994 (Unaudited)                               4

Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1995 and 1994 (Unaudited)            5

Notes to Unaudited Condensed Consolidated Financial Statements             6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         13



                       PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 18


               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                 March 31,    December 31,
                                                                   1995           1994
                                                                 --------     ----------
ASSETS:
Cash and cash equivalents                                        $ 21,450     $   22,400
Accounts receivable, net                                          204,888        242,127
Entertainment product, net                                        321,825        325,643
Property, plant and equipment, net                                 19,207         16,161
Other assets                                                       25,135         19,678
Intangible assets                                                 398,137        400,751
                                                                 --------     ----------
                                                                 $990,642     $1,026,760
                                                                 ========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable, accrued expenses and other liabilities         $ 69,478     $  101,484
Accrued participation expense                                      81,404         83,493
Deferred revenue                                                    6,405         11,275
Bank and other debt                                               239,482        248,853
Income and other taxes                                             30,006         24,355
Net liabilities related to discontinued operations                 25,102         27,061
                                                                 --------     ----------
      Total Liabilities                                           451,877        496,521
                                                                 --------     ----------

Minority interest                                                   1,765          1,792

Commitments and contingent liabilities

Shareholders' Equity:
   Preferred stock, $.10 par value; authorized
      20,000,000 shares; none outstanding                               -              -
   Common stock, $.10 par value; authorized
      300,000,000 shares; issued and outstanding
      88,295,986 and 87,983,329 shares, respectively                8,830          8,798
   Capital in excess of par value                                 548,299        546,843
   Accumulated deficit                                            (20,677)       (27,287)
   Cumulative translation adjustment                                  548             93
                                                                 --------     ----------

      Total Shareholders' Equity                                  537,000        528,447
                                                                 --------     ----------

                                                                 $990,642     $1,026,760
                                                                 ========     ==========


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                               -----------------------
                                                                  1995          1994
                                                               ---------      --------
Revenue                                                        $ 185,148      $ 80,413
Costs and expenses:
   Entertainment product costs                                   144,742        59,531
   Selling, general and administrative                            23,367         8,731
                                                               ---------      --------

Operating income                                                  17,039        12,151

Interest income                                                    1,057           524
Interest expense                                                  (4,699)         (656)
Other income, net                                                     53            --
                                                               ---------      --------

Income from continuing operations
   before income taxes and minority interest                      13,450        12,019
Provision for income taxes                                        (6,206)       (5,165)
                                                               ---------      --------

Income from continuing operations before minority interest         7,244         6,854

Minority interest                                                     27            --
                                                               ---------      --------

Net income                                                     $   7,271      $  6,854
                                                               =========      ========

Average number of common and common equivalent shares             88,125        64,579
                                                               =========      ========

Net income per common and common equivalent share              $    0.08      $   0.11
                                                               =========      ========



The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                        -------------------
                                                                        1995           1994
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   7,271      $  6,854
   Adjustments to reconcile net income to cash flows
       from operating activities:
      Depreciation and amortization                                      3,788         1,289
      Amortization of entertainment product costs                      132,332        39,875
      Additions to entertainment product costs                        (128,514)      (35,271)
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                37,239        11,187
         Increase (decrease) in accounts payable
            accrued expenses, other liabilities and income taxes       (25,894)        4,785
         Decrease in accrued participation expense                      (2,089)       (3,330)
         Decrease in deferred revenue                                   (4,870)       (7,629)
         Other, net                                                     (6,261)        1,220
                                                                     ---------      --------
                                                                        13,002        18,980
                                                                     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                      (4,110)         (189)
   Changes in net liabilities related to
      discontinued operations                                           (1,959)       (1,771)
                                                                     ---------      --------
                                                                        (6,069)       (1,960)
                                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under credit facilities                                   19,598        50,000
   Repayments of credit facilities                                     (28,969)      (59,580)
   Cash dividends paid on Common Stock                                      --        (1,291)
   Issuances of Common Stock                                             1,488           865
                                                                     ---------      --------
                                                                        (7,883)      (10,006)
                                                                     ---------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (950)        7,014

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        22,400        12,682
                                                                     ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  21,450      $ 19,696
                                                                     =========      ========

The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
               (000's omitted in all tables except per share data)

1.       INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Spelling Entertainment Group Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading; however, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

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

Blockbuster Entertainment Corporation ("BEC") owned 67,673,702 shares of the Company's outstanding common stock ("Common Stock") at September 29, 1994 (see
Note 2 regarding the issuance of Common Stock in connection with the acquisition of Virgin Interactive Entertainment Limited ("VIEL," together with its subsidiaries, "VIE")). Effective as of that date, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, Viacom currently owns approximately 77% of the Company's Common Stock.

The first quarter of 1995 reflects $5,026,000 of operating income that resulted from the Company conforming its accounting policies, with respect to Statement of Financial Accounting Standards ("SFAS") No. 53, to those of Viacom. In addition, such operating income includes a net adjustment of approximately $5,500,000 attributable to prior years. Also, in the first quarter of 1995, the Company recognized write-downs to net realizable value of approximately $9,077,000 with respect to certain of the Company's entertainment product.


2.       MERGER AND ACQUISITION

On April 26, 1994, the Company, acquired all of the outstanding shares of Republic Entertainment Inc. (formerly Republic Pictures Corporation) ("Republic"), through a cash merger (the "Merger").

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
               (000's omitted in all tables except per share data)
                                  (Continued)

On July 30, 1994, the Company acquired from BEC (the "Acquisition") 8,686,984 ordinary shares (the "Ordinary Shares") of VIEL and an option to acquire 550,000 Ordinary Shares of VIEL (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. BEC had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 90% of VIEL's Ordinary Shares.

In connection with the Acquisition, the Company also entered into put- and call-option agreements with BEC (now Viacom) with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, at certain dates over the next three years the Company may acquire, or be required by Viacom to purchase, these shares from Viacom at an agreed-upon price. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. (See Note 10.)

The Company has accounted for the Merger and the Acquisition under the purchase method of accounting. The results of operations of Republic and VIEL are included in the Company's results of operations subsequent to acquisition. The assets and liabilities of Republic and VIEL are included in the accompanying condensed consolidated balance sheets as of March 31, 1995 and December 31, 1994, at estimated fair value, with the preliminary differences between purchase price and such fair values being included in intangible assets. The Company has completed a preliminary evaluation of the assets and liabilities of Republic and VIEL. The excess of the purchase price over net assets and liabilities acquired is being amortized on a straight-line basis over forty years.


3.       ENTERTAINMENT PRODUCT, NET

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

Entertainment product, net is stated at the lower of cost less amortization or estimated net realizable value, generally on an individual film product basis. Estimates of total gross revenue, costs and participations are reviewed quarterly and revised as necessary. When estimates of total revenue and costs indicate that an individual product will realize an ultimate loss, additional amortization is provided to fully recognize such loss in that period.

Entertainment product, net is comprised of the following:

                                                      March 31,       December 31,
                                                        1995              1994
                                                      ---------       ------------
   Entertainment product:
            Released                                  $185,822         $ 162,147
            In process and other                        38,749            53,615
   Entertainment product rights                         97,254           109,881
                                                      --------         ---------
                                                      $321,825         $ 325,643
                                                      ========         =========

Entertainment product rights include advances to producers and acquisition costs for distribution or other rights to entertainment product not produced by the Company.



4.       DEBT

Debt consisted of the following:

                                                        March 31,     December 31,
                                                          1995            1994
                                                        ---------     ------------
Viacom Facility, average interest at
   7.38% at March 31, 1995                              $170,000        $181,805
Credit Agreement, average interest at
   7.12% at March 31, 1995                                69,274          54,313
UK Facility, interest at 7.75%
  at March 31, 1995                                          147           8,943
Other credit facilities                                       61           3,792
                                                        --------        --------
                                                        $239,482        $248,853
                                                        ========        ========

In January 1994, the Company entered into a three-year credit agreement with BEC. As a result of the merger of BEC with and into Viacom, Viacom succeeded to BEC's position under the credit agreement (the "Viacom Facility"). This agreement was amended and restated in

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
               (000's omitted in all tables except per share data)
                                   (Continued)

January 1995 to reflect certain amendments to the facility which were effective as of December 7, 1994, including a $25,000,000 increase in the amount available under the facility. The Viacom Facility, as amended, provides for
(i) a term loan of $100,000,000 and (ii) a revolving credit facility of $100,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings mature on March 31, 1997. Under the Viacom Facility, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees, all based on the similar fees payable by Viacom under its separate credit facilities. Interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread (currently 1.25%) or at prime rate; both rates are determined by reference to the corresponding rates payable by Viacom under its separate credit facilities.

Borrowings under the Viacom Facility are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Facility may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated.

On December 23, 1993, a wholly-owned subsidiary of VIEL established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Acquisition, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by BEC (now Viacom). All outstanding borrowings under the Credit Agreement are due August 31, 1995. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. As of March 31, 1995, the Company had approximately $2,915,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product.

On September 8, 1993, another wholly-owned subsidiary of VIEL established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary. Following the Acquisition, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. (See Note 2.) Advances under the credit facility bear interest at the bank's prime rate plus 1.5% and are due on demand. The UK Facility matures on April 30, 2005.

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



5.       SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                      Capital in                       Cumulative
                                        Common         Excess of      Accumulated     Translation
                                         Stock         Par Value        Deficit        Adjustment      Total
                                        -------        ---------        -------       -----------      -----
Balance at
  December 31, 1994                      $8,798        $ 546,843        $(27,287)        $ 93        $ 528,447
Sales of common stock                        32            1,456              --           --            1,488
Unrealized holding gain, net                 --               --            (661)          --             (661)
Net income for the period                    --               --           7,271           --            7,271
Cumulative translation adjustment            --               --              --          455              455
                                         ------        ---------        --------         ----        ---------
Balance at March 31, 1995                $8,830        $ 548,299        $(20,677)        $548        $ 537,000
                                         ======        =========        ========         ====        =========


Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to adjust the carrying value of a common stock investment, which is classified as "available for sale" under the applicable provisions of SFAS No. 115, to fair market value with a corresponding adjustment to Shareholders' Equity. The adjustment recorded in the first quarter of 1995 was a decrease of $661,000, net of tax. The carrying value of this investment is included in other assets.



6.       INCOME TAXES

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

7.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share amounts are based on the weighted average number of common shares outstanding during the respective periods. Primary and fully-diluted net income per common and common equivalent share are not presented as they result in a dilution of less than 3% from basic net income per common and common equivalent share.



8.       LEGAL MATTERS

The Company is involved in certain legal proceedings which arise in the ordinary course of conducting its entertainment business operations. The Company believes such legal proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

The Company also is subject to pending and contingent claims relating to the Company's discontinued operations, including certain claims involving environmental matters. Some of the parties involved in such actions seek significant damages. While the outcome of these claims cannot be predicted with certainty, the Company believes based upon (i) its knowledge of the facts and circumstances and applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations, and (iii) an indemnity agreement, that the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.



9.       RELATED PARTY TRANSACTIONS

See Note 4 regarding the Company's credit facility with Viacom and Viacom's guarantee of the Company's credit agreement with a bank. The Company paid interest and fees to Viacom of $2,901,000 and to BEC of $322,000 during the three months ended March 31, 1995 and 1994, respectively, in connection with this facility.


During the three months ended March 31, 1995 and 1994, the Company recorded revenue, net of returns, of approximately $1,215,000 and $53,000, respectively, from the sale of home videocassettes and interactive entertainment product to BEC (subsequent to September

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
               (000's omitted in all tables except per share data)
                                   (Continued)

29, 1994, Blockbuster Entertainment Group, a division of Viacom "BEG"). At March 31, 1995, the Company had a net receivable due from BEG of approximately $122,000 resulting from these sales and associated returns.

Viacom (BEC) provided the Company with management services for which the Company was charged $150,000 by Viacom and $125,000 by BEC for the three months ended March 31, 1995 and 1994, respectively. As of March 31, 1995 the Company had a net payable to Viacom of approximately $401,000 with respect to such expenses.

Prior and subsequent to the merger of BEC into Viacom, the Company licensed certain entertainment product to Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom, and certain television stations owned by Viacom. Revenue from sales to Showtime were not material for the three months ended March 31, 1995. Sales to the television stations consist of both cash and barter contracts. Revenue from cash contracts was $710,000 for the three months ended March 31, 1995 and the Company has a receivable due from Viacom of $2,332,000 as of March 31, 1995. The Company realized $276,000 in revenue from third-party advertisers with respect to the sale of advertising time received under the barter contracts.

Additionally, prior and subsequent to the merger of BEC into Viacom, the Company licensed certain entertainment product to USA Network and Sci-Fi Channel in which Viacom has equity interests. Revenue from such sales were $2,659,000 for the three months ended March 31, 1995, and the Company has receivables at March 31, 1995 due from USA Network and Sci-Fi Channel of $6,066,000 associated with such sales.

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and it affiliates, including BEG, Showtime and Paramount Pictures Corporation.

10.      SUBSEQUENT EVENTS

On April 21, 1995, BEG entered into an agreement to acquire the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. These shares are subject to put- and call-option agreements between the Company and BEG. (See Note 2.)

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


REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three months ended March 31 (in thousands):

                                                          1995*         1994
                                                        --------     ---------
             U.S. Networks                              $ 33,236     $ 34,594
             Other domestic television distribution       42,309        9,948
             International television distribution        49,036       23,087
             Worldwide interactive entertainment          36,264         --
             Worldwide home video                         18,990        4,019
             International film distribution               2,009        2,104
             Worldwide licensing and merchandising         3,181        4,964
             Other                                           123        1,697
                                                        --------     --------
                                                        $185,148     $ 80,413
                                                        ========     ========

* Includes operations of Republic and VIE, which were acquired after March 31, 1994.

Television programming revenue is derived from network license fees, first-run syndication sales and fees arising from domestic and international television licensing agreements. During the initial years of a one-hour network television series, network and international license fees normally approximate the production costs of the series, and accordingly the Company recognizes only minimal profit or loss during this period. With respect to half-hour network television programming and first-run syndication television programming, the production costs can significantly exceed the combination of the network or other domestic revenue and international license fees. However, if a sufficient number of episodes of a series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to reduce its loss or realize a profit with respect to the series.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Network revenue decreased $1,358,000 for the three months ended March 31, 1995. The Company delivered fewer hours of programming in the three months ended March 31, 1995, than in the comparable period in 1994, which was partially offset by an increase in network license fees in the first quarter of 1995 for "Beverly Hills, 90210" and "Melrose Place."

Other domestic television distribution revenue increased $32,361,000 for the three months ended March 31, 1995 from the comparable period in 1994. The increase was primarily attributable to (i) the distribution of "Beverly Hills, 90210" in domestic syndication; (ii) the distribution of three one-hour dramas, "Robin's Hoods," "University Hospital," and "Heaven Help Us," in first-run syndication; (iii) exploitation of the Company's library, including that attributable to prior periods; and (iv) conforming the Company's accounting policies to those of Viacom. (See Note 1.)

International television distribution revenue increased $25,949,000 for the three months ended March 31, 1995 from the comparable period in 1994. The increase was primarily attributable to (i) the increase in network and first-run syndication programming available for international distribution; and
(ii) conforming the Company's accounting policies to those of Viacom.  (See
Note 1.)

Revenue from interactive entertainment product resulted from the acquisition of VIE during the third quarter of 1994. A significant portion of the interactive entertainment product revenue is denominated in foreign currencies and as such is subject to exchange fluctuations. The Company from time to time hedges its position in such foreign currencies.

Home video revenue increased $14,971,000 for the three month period ended March 31, 1995, from the comparable period in 1994, primarily as a result of the acquisition of the operations of Republic.

Licensing and merchandising revenue decreased $1,783,000 for the three months ended March 31, 1995 from the comparable period in 1994. The decrease was primarily due to the decline in licensing revenue related to "Beverly Hills, 90210."


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. The increases in such costs of $85,211,000 during the three months ended March 31, 1995, as compared to the same period in 1994, resulted primarily from the increases in revenue described above.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Additionally, the percentage relationship between such costs and the related revenue increased to 78% in the first quarter of 1995 as compared to 74% in the first quarter of 1994. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $9,077,000 and $2,021,000 for the three months ended March 31, 1995 and 1994, respectively. The increase was primarily attributable to the Company's increased activities in first-run syndication programming.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $14,636,000 during the three months ended March 31, 1995, compared to the same period of 1994, primarily due to the selling, general and administrative costs related to the operations of VIE and Republic, including the amortization of intangible assets. In addition, there were increased administrative costs commensurate with the Company's growth.


INTEREST EXPENSE

Interest expense increased $4,043,000 during the three months ended March 31, 1995 in comparison to the prior year period, as a result of higher total indebtedness, including that related to the Republic merger. (See Note 4.) The Company's interest expense is dependent upon the interest rates on its outstanding obligations, which are largely tied to the interest rates under Viacom's separate credit facilities, and the Company could experience fluctuations in interest expense resulting solely from increases or decreases in such interest rates.


PROVISION FOR INCOME TAXES

The Company computes its interim provision for income taxes based upon an estimated annual effective tax rate computed in accordance with SFAS No. 109. The Company's provision for income taxes for the three months ended March 31, 1995, increased $1,041,000, as compared to the first quarter of 1994, largely as a result of the increase in income for the period and the increase in the effective tax rate. The effective tax rate, while greater than the rate for

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

the same quarter last year, is consistent with the annual effective tax rate for 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $128,514,000 and $35,271,000 in the three months ended March 31, 1995 and 1994, respectively. The cost of producing network television programming is largely funded through the receipt of the related network license fees. The deficit financing of its network programming and the cost of other production and acquisition activities is funded through the Company's operating cash flow and borrowings under its credit arrangements.

The Company's principal credit agreement is with Viacom. (See Note 4.) The Viacom Facility provides for a three-year term loan facility of $100,000,000, which funded the Company's acquisition of Republic, and a revolving credit facility of $100,000,000 (increased in December 1994 from $75,000,000) to fund the Company's working capital and other requirements.

A wholly-owned subsidiary of VIEL has a multi-currency credit agreement for $75,000,000 with a bank in the U.S. As of March 31, 1995, the Company had $2,915,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product. (See Note 4.) Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due August 31, 1995. The Company has entered into negotiations with the bank to extend the term of the loan for at least twelve months. The Company believes that it will be able to obtain this extension, or, alternatively, obtain similar financing from Viacom.

Another wholly-owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility with a bank in the United Kingdom, which the Company has guaranteed. The UK Facility has been extended until April 2005. (See Note 4.)

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company has sufficient resources available from the cash provided by operating activities and that available under its credit facility to meet its ongoing plans for the production, acquisition and distribution of entertainment product and to take advantage of internal and external development and growth opportunities.


UNCERTAINTIES

The Company is subject to pending and contingent claims relating to the Company's discontinued operations, including certain claims involving environmental matters. Some of the parties involved in such actions seek significant damages. While the outcome of these claims cannot be predicted with certainty, the Company believes based upon (i) its knowledge of the facts and circumstances and applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations, and (iii) an indemnity agreement, that the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES


                                    PART II.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

10.18 Employment Agreement, dated as of January 10, 1994, between Registrant and Kathleen Coughlan, and Amendment to Employment Agreement, dated as of September 1, 1994.

11           Computation of net income per common and common equivalent share.

27           Financial Data Schedule.

(b)    Reports on Form 8-K:
             None

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SPELLING ENTERTAINMENT GROUP INC.



May 12, 1995                By:   /s/ Thomas P. Carson
                                  ----------------------------------------------
                                  Thomas P. Carson
                                  Executive Vice President, Chief Financial
                                  Officer and Treasurer
                                  (Principal Financial Officer)


                             By:  /s/ Kathleen Coughlan
                                  ----------------------------------------------
                                  Kathleen Coughlan
                                  Senior Vice President and Corporate Controller (Principal Accounting Officer)