Form 10-Q
period 1995-06-30
SPELLING ENTERTAINMENT GROUP INC
filed 1995-08-14
CIK 312667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO ________________

                        COMMISSION FILE NUMBER:  1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         59-0862100
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


           5700 WILSHIRE BOULEVARD
           LOS ANGELES, CALIFORNIA                               90036
   (Address of principal executive offices)                    (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 965-5700

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

      On August 10, 1995, the registrant had outstanding 88,401,244 shares of Common Stock, $.10 par value.

                       SPELLING ENTERTAINMENT GROUP INC.


                         PART I.  FINANCIAL INFORMATION


                                                                           PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets -
         June 30, 1995 and December 31, 1994                                 3

Unaudited Condensed Consolidated Statements of
         Operations - Three Months and Six Months Ended
         June 30, 1995 and 1994                                              4

Unaudited Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1995 and 1994                             5

Notes to Unaudited Condensed Consolidated Financial Statements               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           12


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   17

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                June 30,       December 31,
                                                                  1995             1994
                                                               ---------       ------------
ASSETS:
Cash and cash equivalents                                      $  14,497        $   22,400
Accounts receivable, net                                         197,080           242,127
Entertainment product, net                                       323,776           325,643
Property, plant and equipment, net                                22,283            16,161
Other assets                                                      23,538            19,678
Intangible assets, net                                           392,683           400,751
                                                               ---------        ----------
                                                               $ 973,857        $1,026,760
                                                               =========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable, accrued expenses and other liabilities       $  50,984        $  101,484
Accrued participation expense                                     91,300            83,493
Deferred revenue                                                   1,507            11,275
Bank and other debt                                              241,994           248,853
Income and other taxes                                            28,911            24,355
Net liabilities related to discontinued operations                22,113            27,061
                                                               ---------        ----------
      Total Liabilities                                          436,809           496,521
                                                               ---------        ----------

Minority interest                                                  1,155             1,792

Commitments and contingent liabilities

Shareholders' Equity:
   Preferred stock, $.10 par value; authorized
      20,000,000 shares; none outstanding                              -                 -
   Common stock, $.10 par value; authorized
      300,000,000 shares; issued and outstanding
      88,352,411 and 87,983,329 shares, respectively               8,835             8,798
   Capital in excess of par value                                548,671           546,843
   Accumulated deficit                                           (20,703)          (27,287)
   Cumulative translation adjustment                                (910)               93
                                                               ---------        ----------

      Total Shareholders' Equity                                 535,893           528,447
                                                               ---------        ----------

                                                               $ 973,857        $1,026,760
                                                               =========        ==========


        The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                        Three Months Ended              Six Months Ended
                                                              June 30,                      June 30,
                                                      ----------------------        -----------------------
                                                        1995           1994           1995           1994
                                                      --------       -------        --------       --------

Revenue                                               $135,332       $84,232        $320,480       $164,645
Costs and expenses:
   Entertainment product costs                         106,115        57,646         250,857        117,177
   Selling, general and administrative                  24,544         9,885          47,911         18,616
                                                      --------       -------        --------       --------

Operating income                                         4,673        16,701          21,712         28,852

Interest income                                            525           810           1,582          1,334
Interest expense                                        (4,147)       (2,245)         (8,846)        (2,901)
Other income, net                                           61            10             114             10
                                                      --------       -------        --------       --------

Income from continuing operations
   before income taxes and minority interest             1,112        15,276          14,562         27,295
Provision for income taxes                                 842         6,569           7,048         11,734
                                                      --------       -------        --------       --------

Income from continuing operations
   before minority interest                                270         8,707           7,514         15,561
Minority interest in loss                                 (610)            -            (637)             -
                                                      --------       -------        --------       --------

Net income                                            $    880       $ 8,707        $  8,151       $ 15,561
                                                      ========       =======        ========       ========
Average number of common  and
   common equivalent shares                             88,327        64,819          88,254         64,698
                                                      ========       =======        ========       ========
Net income per common and
   common equivalent share                            $   0.01       $  0.13        $   0.09       $   0.24
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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            ----------------------------
                                                                               1995               1994
                                                                            ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $   8,151          $  15,561
   Adjustments to reconcile net income to cash flows
       from operating activities:
       Depreciation and amortization                                            7,859              2,855
       Amortization of entertainment product costs                            225,387             82,307
       Additions to entertainment product costs                              (220,607)           (96,671)
       Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                         45,047             (7,479)
            Increase (decrease) in accounts payable,
                 accrued expenses, other liabilities and income taxes         (44,850)             1,391
            Increase in accrued participation expenses                          7,807                271
            Decrease in deferred revenue                                       (9,768)            (4,779)
            Other, net                                                         (8,337)             8,121
                                                                            ---------          ---------
                                                                               10,689              1,577
                                                                            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                             (8,650)              (732)
   Changes in net liabilities related to
        discontinued operations                                                (4,948)            (2,220)
   Purchase of Republic,
        net of cash acquired                                                        -           (101,214)
                                                                            ---------          ---------
                                                                              (13,598)          (104,166)
                                                                            ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                          18,000            172,500
   Repayments of credit facilities                                            (24,859)           (72,079)
   Cash dividends paid on Common Stock                                              -             (2,591)
   Issuances of Common Stock                                                    1,865              2,623
                                                                            ---------          ---------
                                                                               (4,994)           100,453
                                                                            ---------          ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (7,903)            (2,136)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               22,400             12,682
                                                                            ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  14,497          $  10,546
                                                                            =========          =========


        The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (000's omitted in all tables)


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

Blockbuster Entertainment Corporation ("BEC") owned 67,673,702 shares of the Company's outstanding common stock ("Common Stock") at September 29, 1994. Effective as of that date, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, Viacom currently owns approximately 77% of the Company's Common Stock.

The first quarter of 1995 reflects $5,026,000 of operating income that resulted from the Company conforming its accounting policies with respect to Statement of Financial Accounting Standards ("SFAS") No. 53 to those of Viacom. In addition, such operating income includes a net adjustment of approximately $5,500,000 attributable to prior years.


2.       MERGER AND ACQUISITION

On April 26, 1994, the Company, acquired all of the outstanding shares of Republic Entertainment Inc. (formerly Republic Pictures Corporation) ("Republic"), through a cash merger (the "Merger").

On July 30, 1994, the Company acquired from BEC (the "Acquisition") 8,686,984 ordinary shares (the "Ordinary Shares") of Virgin Interactive Entertainment Limited ("VIEL", together with its subsidiaries, "VIE") and an option to acquire 550,000 Ordinary Shares of VIEL (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. BEC had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 90% of VIEL's Ordinary Shares.

In connection with the Acquisition, the Company also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not then owned by the Company. Under

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                  (Continued)

these agreements the Company may acquire, or be required by Viacom to purchase, these shares from Viacom at an agreed-upon price. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. On June 8, 1995, Blockbuster Entertainment Group ("BEG") acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction.
BEG has agreed to extend the put- and call-option agreements, which originally had a term of 30 days from June 8, 1995, for a period of 120 days. (See Note 10.)

The Company has accounted for the Merger and the Acquisition under the purchase method of accounting. The results of operations of Republic and VIE are included in the Company's results of operations subsequent to acquisition. The assets and liabilities of Republic and VIE are included in the accompanying condensed consolidated balance sheets as of June 30, 1995 and December 31, 1994, at fair value, with the differences between purchase price and such fair values being included in intangible assets. The excess of the purchase price over net assets and liabilities acquired is being amortized on a straight-line basis over forty years.


3.       ENTERTAINMENT PRODUCT, NET

Entertainment product, net, includes production or acquisition costs (including advance payments to producers), capitalized overhead and interest, home video and interactive manufacturing costs, and prints, advertising and other related distribution costs expected to benefit future periods. These costs are amortized, and third-party participations and residuals are accrued, on an individual product basis in the ratio that current year gross revenue bears to estimated future gross revenue.

Entertainment product, net, is stated at the lower of cost less amortization or estimated net realizable value, generally on an individual film product basis. Estimates of total gross revenue, costs and participations are reviewed quarterly and revised as necessary. When estimates of total revenue and costs indicate that an individual product will realize an ultimate loss, additional amortization is provided to fully recognize such loss in that period.

Entertainment product, net is comprised of the following:

                                                   June 30,        December 31,
                                                     1995              1994
                                                   --------        ------------
Entertainment product:
     Released                                      $186,113          $162,147
     In process and other                             8,717            53,615
Entertainment product rights                        128,946           109,881
                                                   --------          --------
                                                   $323,776          $325,643
                                                   ========          ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                  (Continued)


Entertainment product rights include advances to producers and acquisition costs for distribution or other rights to entertainment product not produced by the Company.


4.       DEBT

Debt consisted of the following:

                                                      June 30,       December 31,
                                                        1995             1994
                                                      --------       ------------
Viacom Facility, average interest at
     7.06% at June 30, 1995                           $170,000         $181,805
Credit Agreement, average interest at
     6.87% at June 30, 1995                             71,247           54,313
UK Facility, interest at 7.13%
     at June 30, 1995                                      693            8,943
Other credit facilities                                     54            3,792
                                                      --------         --------
                                                      $241,994         $248,853
                                                      ========         ========

In January 1994, the Company entered into a three-year credit agreement with BEC. As a result of the merger of BEC with and into Viacom, Viacom succeeded to BEC's position under the credit agreement (the "Viacom Facility"). This agreement was amended and restated in January 1995 to reflect certain amendments to the facility which were effective as of December 7, 1994, including a $25,000,000 increase in the amount available under the facility. The Viacom Facility, as amended, provides for (i) a term loan of $100,000,000 and (ii) a revolving credit facility of $100,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings mature on March 31, 1997. Under the Viacom Facility, the Company pays an annual fee (currently 0.3125%) based on the unused portion of the facility, as well as certain facility and administration fees, all based on the similar fees payable by Viacom under its separate credit facilities. Interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread (currently 1.0%) or at prime rate; both rates are determined by reference to the corresponding rates payable by Viacom under its separate credit facilities.

Borrowings under the Viacom Facility are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Facility may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. Borrowings under the Viacom Facility will be accelerated in the event of a "change in control," as defined in the Viacom Facility, of the Company. (See Note 10.)

On December 23, 1993, a wholly-owned subsidiary of VIEL established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Acquisition, the

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (000's omitted in all tables)
                                  (Continued)


amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by BEC (now Viacom). All outstanding borrowings under the Credit Agreement are due March 31, 1996. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit.

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

During the first quarter of 1995, the Company's other credit facilities were substantially paid off and terminated.

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


5.       SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                   Capital In                    Cumulative
                                       Common       Excess of     Accumulated    Translation
                                        Stock       Par Value       Deficit      Adjustment      Total
                                       -------     ----------     -----------    -----------    --------
Balance at
   December 31, 1994                    $8,798       $546,843      $(27,287)       $    93      $528,447
Sales of common stock                       37          1,828             -              -         1,865
Unrealized holding loss, net                 -              -        (1,567)             -        (1,567)
Net income for the period                    -              -         8,151              -         8,151
Cumulative translation adjustment            -              -             -         (1,003)       (1,003)
                                        ------       --------      --------        -------      --------
Balance at June 30, 1995                $8,835       $548,671      $(20,703)       $  (910)     $535,893
                                        ======       ========      ========        =======      ========

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to adjust the carrying value of common stock investments, which are classified as "available for sale" under the applicable provisions of

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (000's omitted in all tables)
                                  (Continued)


SFAS No. 115, to fair market value with a corresponding adjustment to Shareholders' Equity. The adjustment recorded in the six months ended June 30, 1995 was a decrease of $1,567,000, net of tax. The carrying value of these investments is included in other assets.


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

The Company also is subject to pending and contingent claims relating to the Company's discontinued operations, including certain claims involving environmental matters. Some of the parties involved in such actions seek significant damages. While the outcome of these claims cannot be predicted with certainty, the Company believes based upon (i) its knowledge of the facts and circumstances and applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations, and (iii) an indemnity agreement, that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.


9.       RELATED PARTY TRANSACTIONS

See Note 4 regarding the Company's credit facility with Viacom and Viacom's guarantee of the Company's credit agreement with a bank. The Company paid interest and fees to Viacom of $5,279,000 and to BEC of $1,922,000 during the six months ended June 30, 1995 and 1994, respectively, in connection with this facility.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                        (000's omitted in all tables)
                                  (Continued)



During the six months ended June 30, 1995 and 1994, the Company recorded revenue, net of returns, of approximately $1,806,000 and $372,000, respectively, from the sale of home videocassettes and interactive entertainment product to BEG.

At June 30, 1995, the Company had a net receivable due from BEG of approximately $683,000 resulting from these sales and associated returns.

Viacom (BEC) provided the Company with management services for which the Company was charged $300,000 by Viacom and $250,000 by BEC for the six months ended June 30, 1995 and 1994, respectively. As of June 30, 1995, the Company had a net payable to Viacom of approximately $887,000 with respect to these and other expenses.

Prior and subsequent to the merger of BEC into Viacom, the Company licensed certain entertainment product to Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom, and certain television stations owned by Viacom. Revenue from sales to Showtime were not material for the six months ended June 30, 1995. Sales to the television stations consist of both cash and barter contracts. Revenue from cash contracts was $710,000 for the six months ended June 30, 1995 and the Company has a receivable due from Viacom of $2,221,000 as of June 30, 1995. The Company realized $437,000 in revenue from third-party advertisers with respect to the sale of advertising time received under the barter contracts.

Additionally, prior and subsequent to the merger of BEC into Viacom, the Company licensed certain entertainment product to USA Network and Sci-Fi Channel in which Viacom has equity interests. Revenue from such sales were $3,423,000 for the six months ended June 30, 1995, and the Company has receivables at June 30, 1995 due from USA Network and Sci-Fi Channel of $5,395,000 associated with such sales.

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and it affiliates, including BEG, Showtime, Nickelodeon and Paramount Pictures Corporation.


10.      SUBSEQUENT EVENTS

On August 10, 1995, Viacom announced its intent to sell the Company, and that it has retained an investment banking firm to identify qualified purchasers and to assist in the evaluation of proposals. Viacom also announced its intention to acquire the Company's interest in VIE. An independent committee of the Company's board of directors will be formed to negotiate the terms of the VIE transaction.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (000's omitted in all tables)



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


REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three months and six months ended June 30:

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                       -----------------------        -------------------------
                                                        1995*           1994           1995*             1994
                                                       --------        -------        --------         --------
Television Distribution                                $ 80,332        $64,013        $204,913         $131,642
Worldwide interactive entertainment                      31,994              -          68,258                -
Worldwide home video                                     14,015         15,847          33,005           19,866
International film distribution                           3,658          2,092           5,667            4,196
Worldwide licensing and merchandising                     4,125          1,612           7,306            6,576
Other                                                     1,208            668           1,331            2,365
                                                       --------        -------        --------         --------
                                                       $135,332        $84,232        $320,480         $164,645
                                                       ========        =======        ========         ========


* Includes operations of Republic and VIE, which were acquired in the second and third quarters of 1994, respectively, for the full period.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (000's omitted in all tables)
                                  (Continued)


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

Revenue from television distribution increased $16,319,000 and $73,271,000 during the three and six months ended June 30, 1995, respectively, compared to the similar periods in 1994. These increases arose primarily from (i) higher per episode network license fees; (ii) the delivery of five television pilots to the networks in the second quarter of 1995; (iii) the distribution of "Beverly Hills, 90210" in domestic syndication; (iv) the distribution of programming in the first-run syndication market; (v) higher revenue from the exploitation of the Company's library, including revenue recognized in the first quarter of 1995 attributable to prior periods; and (vi) the effect recorded in the first quarter of 1995 of conforming the Company's accounting policies to those of Viacom (see Note 1).

Revenue from interactive entertainment product resulted from the acquisition of VIE during the third quarter of 1994. Due to the seasonal nature of the market for interactive entertainment product, VIE's revenue is generally highest in the fourth quarter each year. A significant portion of the interactive entertainment product revenue is denominated in foreign currencies and as such is subject to exchange fluctuations.

International film distribution revenue increased $1,566,000 and $1,471,000 for the three and six months ended June 30, 1995, respectively, from the comparable periods in 1994, due primarily to a larger number of titles in release.

Home video revenue decreased $1,832,000 for the three month period and increased $13,139,000 for the six month period ended June 30, 1995, from the comparable periods in 1994. The decrease in the three month period is primarily due to the larger number of titles released at sell-thru prices in 1995. The increase for the six month period is primarily a result of the acquisition of the operations of Republic.

Licensing and merchandising revenue increased $2,513,000 and $730,000 for the three months and six months ended June 30, 1995, respectively, from the comparable periods in 1994. The increase was primarily due to increased licensing revenue with respect to third-party product which was partially offset by the decline in licensing revenue related to "Beverly Hills, 90210."

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (000's omitted in all tables)
                                  (Continued)


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. The increases in such costs of $48,469,000 and $133,680,000 during the three months and six months ended June 30, 1995, respectively, as compared to the same periods in 1994, resulted primarily from the increases in revenue described above.

Additionally, the percentage relationship between such costs and the related revenue increased to 78% in the first six months of 1995 as compared to 71% in the first six months of 1994. This percentage relationship is a function of
(i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. Contributing to the increase in the percentage relationship in the six months ended June 30, 1995, was the delivery by the Company of five television series pilots, which traditionally cost more than the related network license fees.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $14,659,000 and $29,295,000 during the three months and six months ended June 30, 1995, respectively, compared to the same periods of 1994, primarily due to the selling, general and administrative costs related to the operations of VIE and Republic, including the amortization of intangible assets. In addition, there were increased administrative costs commensurate with the Company's growth.


INTEREST EXPENSE

Interest expense increased $1,902,000 and $5,945,000 during the three months and six months ended June 30, 1995, respectively, in comparison to the prior year periods, as a result of higher total indebtedness, including that related to the Republic merger. The Company's interest expense is dependent upon the interest rates on its outstanding obligations, which are largely tied to the interest rates under Viacom's separate credit facilities, and the Company could experience fluctuations in interest expense resulting solely from increases or decreases in such interest rates.


PROVISION FOR INCOME TAXES

The Company computes its interim provision for income taxes based upon an estimated annual effective tax rate computed in accordance with SFAS No. 109. The Company's provision for income taxes for the six months ended June 30, 1995, decreased $4,686,000, as compared to the corresponding period of 1994, largely as a result of the decrease in income for the period, net of the effect of an increase in the effective

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (000's omitted in all tables)
                                  (Continued)


tax rate. The provision for the three months ended June 30, 1995, includes an amount required to reflect the increase in the effective tax rate on earnings of the Company for the three months ended March 31, 1995. The effective tax rate for the six months ended June 30, 1995, increased as compared to the corresponding period for 1994 and increased in the second quarter of 1995 compared to the first quarter of 1995, as a result of changes in the relationship between revenue and expenses composing income from continuing operations before income taxes and minority interest.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $220,607,000 and $96,671,000 in the six months ended June 30, 1995 and 1994, respectively. The cost of producing network television programming is largely funded through the receipt of the related network license fees. The deficit financing of its network programming and the cost of other production and acquisition activities is funded through the Company's operating cash flow and borrowings under its credit arrangements.

The Company's principal credit agreement is with Viacom. (See Note 4.) The Viacom Facility provides for a three-year term loan facility of $100,000,000, which funded the Company's acquisition of Republic, and a revolving credit facility of $100,000,000 (increased in December 1994 from $75,000,000) to fund the Company's working capital and other requirements.

A wholly-owned subsidiary of VIEL has a multi-currency credit agreement for $75,000,000 with a bank in the U.S. Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due March 31, 1996. (See Note 4.)

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

On August 10, 1995, Viacom announced its intent to sell the Company, and that it has retained an investment banking firm to identify qualified purchasers and to assist in the evaluation of proposals. Viacom also announced its intention to acquire the Company's interest in VIE. An independent committee of the Company's board of directors will be formed to negotiate the terms of the VIE transaction.

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company has sufficient resources available from the cash provided by operating activities and that available under its credit facilities to meet its

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (000's omitted in all tables)
                                  (Continued)



ongoing plans for the production, acquisition and distribution of entertainment product and to take advantage of internal and external development and growth opportunities. A change in control of the Company, which would result from a sale of the Company (see Note 10), constitutes an event of default under the Viacom Facility and would accelerate any outstanding borrowings under the Viacom Facility. The Company expects the resolution of these matters would be negotiated in connection with any proposed sale of the Company.


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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES


                                    PART II.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits:

3 (i)        Certificate of Incorporation of Spelling Merger Corporation
             (incorporated by reference to Spelling Entertainment Group Inc.'s
             Notice of Annual Meeting and Proxy Statement dated April 14,
             1995).

3 (ii) Bylaws of Spelling Merger Corporation (incorporated by reference to Spelling Entertainment Group Inc.'s Notice of Annual Meeting and Proxy Statement dated April 14, 1995).

10 (i)       Second Amended and Restated Credit Agreement dated as of December
             1, 1994 between Virgin Interactive Entertainment, Inc. and Bank of
             America National Trust and Savings Association.

10 (ii) First Amendment to Second Amended and Restated Credit Agreement dated March 31, 1995 between Virgin Interactive Entertainment,
             Inc. and Bank of America National Trust and Savings Association.

10 (iii) Second Amendment to Second Amended and Restated Credit Agreement dated June 1, 1995 between Virgin Interactive Entertainment, Inc.
             and Bank of America National Trust and Savings Association.

11           Computation of net income per common and common equivalent share.

27           Financial Data Schedule.

99.1         Viacom Inc. Press Release dated August 10, 1995.


(b)    Reports on Form 8-K:
             None

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SPELLING ENTERTAINMENT GROUP INC.



August 14, 1995              By:  /s/ Thomas P. Carson
                                  ----------------------------------------------
                                  Thomas P. Carson
                                  Executive Vice President, Chief Financial
                                  Officer and Treasurer
                                  (Principal Financial Officer)


                             By:  /s/ Kathleen Coughlan
                                  ----------------------------------------------
                                  Kathleen Coughlan
                                  Senior Vice President and Corporate Controller (Principal Accounting Officer)