Form 10-Q
period 1995-09-30
SPELLING ENTERTAINMENT GROUP INC
filed 1995-11-14
CIK 312667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO_______________

                        COMMISSION FILE NUMBER:  1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                          59-0862100
                       --------                                         ------------
       (State or other jurisdiction of                                 (I.R.S. Employer
       incorporation or organization)                                 Identification No.)


             5700 WILSHIRE BOULEVARD
               LOS ANGELES, CALIFORNIA                                      90036
               -----------------------                                    ---------
    (Address of principal executive offices)                              (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 965-5700

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ______.

    On November 10, 1995, the registrant had outstanding 88,748,273 shares of Common Stock, $.001 par value.

                       SPELLING ENTERTAINMENT GROUP INC.



                         PART I.  FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS                                                                          PAGE
                                                                                                       ----
Unaudited Condensed Consolidated Balance Sheets -
         September 30, 1995 and December 31, 1994                                                        3

Unaudited Condensed Consolidated Statements of
         Operations - Three Months and Nine Months Ended
         September 30, 1995 and 1994                                                                     4

Unaudited Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1995 and 1994                                                   5

Notes to Unaudited Condensed Consolidated Financial Statements                                           6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                                       13



                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               18

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                           September 30,  December 31,
                                                               1995           1994
                                                           ------------   ------------
ASSETS:
Cash and cash equivalents                                    $   13,793     $   22,400
Accounts receivable, net                                        194,110        242,127
Entertainment product, net                                      360,070        325,643
Property, plant and equipment, net                               23,598         16,161
Other assets                                                     23,304         19,678
Intangible assets, net                                          390,099        400,751
                                                             ----------     ----------

                                                             $1,004,974     $1,026,760
                                                             ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable, accrued expenses and other liabilities     $   44,757     $  101,484
Accrued participation expense                                    95,763         83,493
Deferred revenue                                                 17,160         11,275
Bank and other debt                                             264,429        248,853
Income and other taxes                                           26,960         24,355
Net liabilities related to discontinued operations               18,645         27,061
                                                             ----------     ----------

      Total Liabilities                                         467,714        496,521
                                                             ----------     ----------

Minority interest                                                   611          1,792

Commitments and contingent liabilities

Shareholders' Equity:
   Preferred stock, $.001 and $.10 par value,
      respectively; authorized 20,000,000 shares;
      none outstanding                                                -              -
   Common stock, $.001 and $.10 par value,
      respectively; authorized 300,000,000 shares;
      issued and outstanding 88,641,426 and
      87,983,329 shares, respectively                                89          8,798
   Capital in excess of par value                               559,362        546,843
   Accumulated deficit                                          (21,246)       (27,287)
   Cumulative translation adjustment                             (1,556)            93
                                                             ----------     ----------

      Total Shareholders' Equity                                536,649        528,447
                                                             ----------     ----------

                                                             $1,004,974     $1,026,760
                                                             ==========     ==========


        The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                            Three Months Ended       Nine Months Ended
                                               September 30,            September 30,
                                          --------------------     ----------------------
                                            1995        1994         1995          1994
                                          --------    --------     --------      --------
Revenue                                   $132,573    $136,744     $453,053      $301,389
Costs and expenses:
   Entertainment product costs             104,690     116,640      355,547       233,817
   Selling, general and administrative      25,930      18,175       73,841        36,791
                                          --------    --------     --------      --------

Operating income                             1,953       1,929       23,665        30,781

Interest income                              1,149         980        2,731         2,314
Interest expense                            (3,330)     (2,575)     (12,176)       (5,476)
Other income (expense), net                    (81)         56           33            66
                                          --------     -------     --------      --------

Income (loss) before income taxes and
   minority interest                          (309)        390       14,253        27,685
Benefit (provision) for income taxes           378        (650)      (6,670)      (12,384)
                                          --------     -------     --------      --------

Income (loss) before minority interest          69        (260)       7,583        15,301
Minority interest in (income) loss             544        (271)       1,181          (271)
                                          --------     -------     --------      --------

Net income (loss)                             $613       ($531)      $8,764       $15,030
                                          ========     ========    ========      ========

Average number of common and
   common equivalent shares:

       Primary                              90,546       80,283      89,948        71,751
                                          ========     ========    ========      ========

       Fully-diluted                        91,059       80,283      90,734        72,287
                                          ========     ========    ========      ========

Primary and fully-diluted net
   income (loss) per common and
   common equivalent share                   $0.01       $(0.01)      $0.10         $0.21
                                          ========     ========    ========      ========


        The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               ---------------------
                                                                                  1995         1994
                                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $8,764      $15,030
   Adjustments to reconcile net income to cash flows
       from operating activities:
       Depreciation and amortization                                             12,373        5,003
       Amortization of entertainment product costs                              305,723      185,442
       Additions to entertainment product costs                                (335,945)    (226,058)
       Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                           30,489      (46,183)
            Increase (decrease) in accounts payable,
                 accrued expenses, other liabilities and income taxes           (51,488)      21,549
            Increase (decrease)  in accrued participation expenses               28,506       (8,381)
            Increase in deferred revenue                                          5,885       21,717
            (Increase) decrease in prepaid and other assets                      (8,413)       1,062
            Other, net                                                           (2,942)      (7,184)
                                                                               --------     --------

                                                                                 (7,048)     (38,003)
                                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                              (11,979)      (2,017)
   Changes in net liabilities related to
        discontinued operations                                                  (8,416)      (4,739)
   Purchase of Republic,
        net of cash acquired                                                          -     (101,214)
   Cash acquired in acquisition of Virgin                                             -        2,197
                                                                               --------    ---------
                                                                                (20,395)    (105,773)
                                                                               --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                            50,449      255,665
   Repayments of credit facilities                                              (34,873)    (112,566)
   Cash dividends paid on Common Stock                                                -       (4,334)
   Issuances of Common Stock                                                      3,260        5,296
                                                                               --------     --------
                                                                                 18,836      144,061
                                                                               --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (8,607)         285

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 22,400       12,682
                                                                               --------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $13,793      $12,967
                                                                               ========      =======

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

Blockbuster Entertainment Corporation ("BEC") owned 67,673,702 shares of the Company's outstanding common stock ("Common Stock") at September 29, 1994. Effective as of that date, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, Viacom currently owns approximately 76% of the Company's Common Stock.

The first quarter of 1995 reflected $5,026,000 of operating income that resulted from the Company conforming its accounting policies with respect to Statement of Financial Accounting Standards ("SFAS") No. 53 to those of Viacom. In addition, such operating income included a net adjustment of approximately $5,500,000 attributable to prior years.

Effective May 26, 1995, the Company changed its place of incorporation from Florida to Delaware by merging into a newly-formed Delaware corporation. As a result of the Company's reincorporation, each share of the Company's common stock then issued was converted into and exchanged for one share of common stock, par value $.001 per share, of the Delaware corporation. There was no change in the business, properties or management of the Florida corporation as a result of this reincorporation.

On August 10, 1995, Viacom announced its intent to sell the Company, and that it has retained an investment banking firm to identify qualified purchasers and to assist in the evaluation of proposals. Viacom also announced its intention to acquire the Company's interest in Virgin Interactive Entertainment Limited ("VIEL", together with its subsidiaries, "VIE"). An independent committee of the Company's board of directors has been formed to negotiate the terms of any proposed VIE transaction.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                         (000's omitted in all tables)
                                  (Continued)




2.       MERGER AND ACQUISITION

On April 26, 1994, the Company acquired all of the outstanding shares of Republic Entertainment Inc. (formerly Republic Pictures Corporation) ("Republic") through a cash merger (the "Merger").

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

In connection with the Acquisition, the Company also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, the Company may acquire, or be required by Blockbuster Entertainment Group, a division of Viacom ("BEG"), to purchase, these shares from BEG at an agreed-upon price. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. On June 8, 1995, BEG acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. BEG and the Company have executed amendments to extend the put- and call-option agreements, which originally had a term of 30 days from June 8, 1995, through March 5, 1996. See Note 1 regarding the potential sale of VIE.

The Company has accounted for the Merger and the Acquisition under the purchase method of accounting. The results of operations of Republic and VIE are included in the Company's results of operations subsequent to acquisition. The assets and liabilities of Republic and VIE are included in the accompanying condensed consolidated balance sheets as of September 30, 1995 and December 31, 1994, at fair value, with the differences between purchase price and such fair values being included in intangible assets. The excess of the purchase price over net assets and liabilities acquired is being amortized on a straight-line basis over forty years.

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

Entertainment product, net, is comprised of the following:

                                    September 30,     December 31,
                                        1995              1994
                                    -------------     ------------
Entertainment product:
     Released                          $191,750         $162,147
     In process and other                40,577           53,615
Entertainment product rights            127,743          109,881
                                       --------         --------
                                       $360,070         $325,643
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


4.       DEBT

Debt consisted of the following:

                                               September 30,      December 31,
                                                   1995              1994
                                               -------------      ------------
Viacom Facility, average interest at
     6.87% at September 30, 1995                 $190,000          $181,805
Credit Agreement, average interest at
     6.87% at September 30, 1995                   72,845            54,313
UK Facility, interest at 7.13%
     at September 30, 1995                          1,584             8,943
Other credit facilities                                 -             3,792
                                                 --------          --------
                                                 $264,429          $248,853
                                                 ========          ========

In January 1994, the Company entered into a three-year credit agreement with BEC. As a result of the merger of BEC with and into Viacom, Viacom succeeded to BEC's position under the credit agreement (the "Viacom Facility"). This agreement was amended and restated in January 1995 to reflect certain amendments to the facility which were effective as of December 7, 1994, including a $25,000,000 increase in the amount available under the facility.
In October 1995, Viacom agreed to provide a further $40,000,000 increase in the amount available under the Viacom Facility and it is anticipated that an amendment reflecting such increase will be executed. The Viacom Facility, after giving effect to the proposed increase, will provide for (i) a term loan of $100,000,000 and (ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings mature on March 31, 1997. Under the Viacom Facility, the Company pays an annual fee (currently 0.3125%) based on the unused portion of the facility, as well as certain facility and administration fees, all based on the similar fees payable by Viacom under its separate credit facilities. Interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread (currently 1.0%) or at prime rate; both rates are determined by reference to the corresponding rates payable by Viacom under its separate credit facilities.

Borrowings under the Viacom Facility are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Facility may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. Borrowings under the Viacom Facility will be accelerated in the event of a "change in control," as defined in the Viacom Facility, of the Company. (See Note 1.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                         (000's omitted in all tables)
                                  (Continued)


On December 23, 1993, a wholly-owned subsidiary of VIEL established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Acquisition, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by BEC (now Viacom). The bank has agreed to increase the amount of the facility to $100,000,000 and to extend the term to March 31, 1997. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit.

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


5.       SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                  Capital In                       Cumulative
                                      Common       Excess of      Accumulated      Translation
                                      Stock        Par Value        Deficit         Adjustment       Total
                                      ------       ---------      -----------       ----------      --------
Balance at
     December 31, 1994                $8,798       $546,843        $(27,287)           $93          $528,447
Sales of common stock                     35          3,775               -              -             3,810
Change in par value as a
     result of reincorporation        (8,744)         8,744               -              -                 -
Unrealized holding loss, net               -              -          (2,723)             -            (2,723)
Net income for the period                  -              -           8,764              -             8,764
Cumulative translation adjustment          -              -               -         (1,649)           (1,649)
                                      ------       --------        --------        -------          --------
Balance at September 30, 1995         $   89       $559,362        $(21,246)       $(1,556)         $536,649
                                      ======       ========        ========        =======          ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                         (000's omitted in all tables)
                                  (Continued)


Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to adjust the carrying value of common stock investments, which are classified as "available for sale" under the applicable provisions of SFAS No. 115, to fair market value with a corresponding adjustment to shareholders' equity. The adjustment recorded in the nine months ended September 30, 1995 was a decrease of $2,723,000, net of tax. The carrying value of these investments is included in other assets.

Effective May 26, 1995, each share of the Company's common stock then issued was converted into and exchanged for one share of common stock, par value $.001 per share, as a result of the Company's reincorporation in Delaware. (See Note 1.)

6.       INCOME TAXES

Income taxes have been provided in each period based on the Company's anticipated annual effective income tax rate.


7.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share amounts are based on the weighted average number of common shares outstanding during the respective periods.


8.       LEGAL MATTERS

The Company is involved in certain legal proceedings which arise in the ordinary course of conducting its business operations. The Company believes such legal proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

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


9.       RELATED PARTY TRANSACTIONS

See Note 4 regarding the Company's credit facility with Viacom and Viacom's guarantee of the Company's credit agreement with a bank. The Company paid interest and fees to Viacom of $9,706,000 and to BEC of $5,066,000 during the nine months ended September 30, 1995 and 1994, respectively, in connection with this facility.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                         (000's omitted in all tables)
                                  (Continued)

During the nine months ended September 30, 1995 and 1994, the Company recorded revenue, net of returns, of approximately $3,793,000 and $2,101,000, respectively, from the sale of home videocassettes and interactive entertainment product to BEG.

At September 30, 1995, the Company had a net receivable due from BEG of approximately $1,609,000 resulting from these sales and associated returns.

Viacom (BEC) provided the Company with management services for which the Company was charged $450,000 by Viacom and $375,000 by BEC for the nine months ended September 30, 1995 and 1994, respectively. As of September 30, 1995, the Company had a net payable to Viacom of approximately $456,000 with respect to these and other expenses.

Prior and subsequent to the merger of BEC into Viacom, the Company licensed certain entertainment product to Showtime Networks, Inc. ("Showtime"), a subsidiary of Viacom, and certain television stations owned by Viacom. Revenue from sales to Showtime were not material for the nine months ended September 30, 1995. Sales to the television stations consist of both cash and barter contracts. Revenue from cash contracts was $710,000 for the nine months ended September 30, 1995 and the Company has a receivable due from Viacom of $2,781,000 as of September 30, 1995. The Company realized $437,000 in revenue from third-party advertisers with respect to the sale of advertising time received under the barter contracts.

Additionally, prior and subsequent to the merger of BEC into Viacom, the Company licensed certain entertainment product to USA Network and Sci-Fi Channel in which Viacom has equity interests. Revenue from such sales were $3,589,000 for the nine months ended September 30, 1995, and the Company has receivables at September 30, 1995 due from USA Network and Sci-Fi Channel of $4,725,000 associated with such sales.

Republic has entered into agreements with, and in certain cases has advanced funds to, BEG, Showtime and Viacom to distribute certain of their productions in the home video market.

The Company has entered into agreements with Paramount Pictures Corporation ("Paramount") with respect to the domestic distribution of two of the Company's upcoming feature film releases, "Night Falls on Manhattan" and "Thinner," in the theatrical, non-theatrical and pay television markets.

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and its affiliates, including BEG, Showtime, Nickelodeon and Paramount.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (000's omitted in all tables)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the related notes thereto. References to Notes relate to the notes to such statements.


RESULTS OF OPERATIONS

The results of operations for any period are significantly affected by the quantity and performance of the Company's entertainment product which is licensed or sold to, and available for exploitation by, licensees or customers in various media and territories. Consequently, results of operations may vary significantly between periods, and the results of operations in any one period may not be indicative of results of operations in future periods.

REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three month and nine month periods ended September 30:

<Ca
ption>
                                            Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                           --------------------    --------------------
                                             1995*       1994        1995*       1994
                                           --------    --------    --------    --------
Television distribution                     $64,344     $70,410    $269,257    $202,052
Worldwide interactive entertainment          40,201      33,818     108,459      33,818
Worldwide home video                         21,073      19,149      54,078      39,015
International film distribution               2,629       6,114       8,296      10,310
Worldwide licensing and merchandising         3,360       4,330      10,666      13,352
Other                                           966       2,923       2,297       2,842
                                           --------    --------    --------    --------
                                           $132,573    $136,744    $453,053    $301,389
                                           ========    ========    ========    ========

*Includes operations of VIE, which was acquired in the third quarter of 1994, for the full three and nine month periods in 1995. Includes operations of Republic, which was acquired in the second quarter of 1994, for the full nine month period in 1995.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (000's omitted in all tables)
                                  (Continued)


Television distribution revenue from television programming is derived from U.S. network licenses, first-run syndication sales and other domestic and international television licensing agreements. During the initial years of a one-hour network television series, network and international license fees normally approximate the production costs of the series, and accordingly the Company recognizes only minimal profit or loss during this period. With respect to half-hour network television programming and first-run syndication television programming, the production costs can significantly exceed the combination of the network or other domestic revenue and international license fees. However, if a sufficient number of episodes of a series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to reduce its loss or realize a profit with respect to the series.

Revenue from television distribution decreased $6,066,000 during the three months and increased $67,205,000 during the nine months ended September 30, 1995, respectively, compared to the similar periods in 1994. The decrease in the three month period is attributable to fewer hours of programming delivered to the networks, partially offset by higher per episode network license fees. The increase in the nine month period arose primarily from (i) higher per episode network license fees; (ii) the delivery of five television pilots to the networks in the second quarter of 1995; (iii) the distribution of programming in the first-run syndication market; (iv) higher revenue from the exploitation of the Company's library, including revenue recognized in the first quarter of 1995 attributable to prior periods; and (v) the effect recorded in the first quarter of 1995 of conforming the Company's accounting policies to those of Viacom (see Note 1).

Revenue from interactive entertainment product increased $6,383,000 during the three months ended September 30, 1995 compared to the corresponding period in 1994, primarily as a result of the fact that the 1995 period included three months of operations of VIE, as compared to only two months in the 1994 period. Revenue in the third quarter of 1995 was adversely affected by delays in the release for certain of VIE's titles, as well as fewer than anticipated shipments to retailers reflecting the continuing reluctance by consumers to purchase interactive software product until the new generation hardware platforms are better established. A significant portion of the interactive entertainment product revenue is denominated in foreign currencies and as such is subject to exchange fluctuations.

Home video revenue increased $1,924,000 and $15,063,000 for the three and nine month periods ended September 30, 1995, respectively, from the comparable periods in 1994. The increase for the nine month period is primarily a result of the acquisition of the operations of Republic in the second quarter of 1994.

International film distribution revenue decreased $3,485,000 and $2,014,000 for the three and nine months ended September 30, 1995, respectively, from the comparable periods in 1994. This decrease was primarily due to the 1994 release of the film package entitled "Young & Reckless," which accounted for almost all of the film distribution revenue in the 1994 periods, while the Company did not have similar packages in distribution in the 1995 periods. This decrease was partially offset by the release of "The Usual Suspects" in the third quarter of 1995.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (000's omitted in all tables)
                                  (Continued)

Licensing and merchandising revenue decreased $970,000 and $2,686,000 for the three months and nine months ended September 30, 1995, respectively, from the comparable periods in 1994. The decrease was primarily due to the decline in licensing revenue related to "Beverly Hills, 90210."


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. The decrease in such costs of $11,950,000 during the three months ended September 30, 1995, compared to the same period in 1994, is due to approximately $11,000,000 of additional amortization provided in 1994 with respect to losses expected to be incurred on certain television programming, primarily first-run syndication programming. Such additional amortization in the 1995 period was not material. The increase in such costs of $121,730,000 during the nine months ended September 30, 1995, compared to the corresponding period in 1994, resulted primarily from the increase in revenue described above.

Additionally, the percentage relationship between such costs and the related revenue remained stable at 78% in the nine month periods ended September 30, 1995 and 1994. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $7,755,000 and $37,050,000 during the three months and nine months ended September 30, 1995, respectively, compared to the same periods of 1994, primarily due to the selling, general and administrative costs related to the operations of VIE and Republic, including the amortization of intangible assets. In addition, there were increased administrative costs commensurate with the Company's growth.


INTEREST EXPENSE

Interest expense increased $755,000 and $6,700,000 during the three months and nine months ended September 30, 1995, respectively, in comparison to the prior year periods, as a result of higher total indebtedness, including that related to the Merger and the operations of VIE. The Company's interest expense is dependent upon the interest rates on its outstanding obligations, which are largely tied to the interest rates under Viacom's separate credit facilities, and the Company could experience fluctuations in interest expense resulting solely from increases or decreases in such interest rates.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (000's omitted in all tables)
                                  (Continued)

PROVISION FOR INCOME TAXES

The Company computes its interim provision for income taxes based upon an estimated annual effective tax rate computed in accordance with SFAS No. 109. The Company's provision for income taxes for the nine months ended September 30, 1995, decreased $5,714,000 as compared to the corresponding period of 1994, largely as a result of the decrease in income for the period partially offset by an increase in the effective tax rate. The effective tax rate for the nine months ended September 30, 1995, increased as compared to the corresponding period for 1994 as a result of changes in the relationship between revenue and expenses composing income before income taxes and minority interest, which was largely offset by the effect of the favorable resolution of certain tax controversies during the third quarter. The benefit for the three months ended September 30, 1995 is primarily due to the reduction in the effective tax rate for the nine month period, as compared to the effective tax rate applied to the preceding six month period as a result of the resolution of certain tax controversies.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $335,945,000 and $226,058,000 in the nine months ended September 30, 1995 and 1994, respectively. The cost of producing network television programming is largely funded through the receipt of the related network license fees. The deficit financing of its network programming and the cost of other production and acquisition activities is funded through the Company's operating cash flow and borrowings under its credit arrangements.

The Company's principal credit agreement is with Viacom. (See Note 4.) In October 1995, Viacom agreed to provide a further $40,000,000 increase in the amount available under the Viacom Facility and it is anticipated that an amendment reflecting such increase will be executed. The Viacom Facility, after giving effect to the proposed increase, will provide for a three-year term loan facility of $100,000,000, which funded the Company's acquisition of Republic, and a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements.

A wholly-owned subsidiary of VIEL has a multi-currency credit agreement with a bank in the U.S. The bank has agreed to increase the amount of the facility to $100,000,000 and to extend the term to March 31, 1997. Viacom has guaranteed all of the borrowings under the Credit Agreement. (See Note 4.)

Another wholly-owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility with a bank in the United Kingdom, which the Company has guaranteed. The UK Facility has been extended until April 2005. (See Note 4.)

As a result of the merger of BEC into Viacom in September 1994, Viacom currently owns approximately 76% of the Company's Common Stock. Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (000's omitted in all tables)
                                  (Continued)

indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

On August 10, 1995, Viacom announced its intent to sell the Company, and that it has retained an investment banking firm to identify qualified purchasers and to assist in the evaluation of proposals. Viacom also announced its intention to acquire the Company's interest in VIE. An independent committee of the Company's board of directors has been formed to negotiate the terms of any proposed VIE transaction. The following table summarizes the revenue and earnings (loss) before interest, taxes, depreciation and amortization ("EBITDA") from the operations of VIE:

                                     Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                  ----------------------        ----------------------
                                   1995           1994            1995          1994
                                  -------       --------        --------      --------
Revenue                           $40,201       $ 33,818        $108,459      $ 33,818

EBITDA                            (10,158)         3,782         (16,476)        3,782

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company has sufficient resources available from the cash provided by operating activities and that available under its credit facilities to meet its ongoing plans for the production, acquisition and distribution of entertainment product and to take advantage of internal and external development and growth opportunities. A change in control of the Company, which would result from a sale of the Company (see Note 1), constitutes an event of default under the Viacom Facility and would accelerate any outstanding borrowings under the Viacom Facility. The Company expects the resolution of these matters would be negotiated in connection with any proposed sale of the Company.


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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES


                                    PART II.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10(i) Amendment No. 1 to Exchange Agreement, dated as of July 8, 1995 by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc.

10(ii) Amendment No. 2 to Exchange Agreement, dated as of November 7, 1995, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc.

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



                                       SPELLING ENTERTAINMENT GROUP INC.



November 13, 1995                      By: /s/ Thomas P. Carson
                                          ---------------------------------
                                           Thomas P. Carson
                                           Executive Vice President-
                                           Office of the President,
                                           Chief Financial
                                           Officer and Treasurer
                                           (Principal Financial Officer)


                                       By: /s/ Kathleen Coughlan
                                          ---------------------------------
                                           Kathleen Coughlan
                                           Senior Vice President and
                                           Corporate Controller
                                           (Principal Accounting Officer)