Form 10-K
period 1995-12-31
SPELLING ENTERTAINMENT GROUP INC
filed 1996-04-01
CIK 312667

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED DECEMBER 31, 1995 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM ____ TO ____

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

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $.001 PAR VALUE          NEW YORK AND PACIFIC STOCK EXCHANGES

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     On March 22, 1996, the registrant had 90,300,904 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $229,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III - Portions of Registrant's Proxy Statement relating to the 1996 Annual Meeting of Shareholders on May 14, 1996.

     Part IV - Portions of previously filed reports and registration statements.

================================================================================

                        SPELLING ENTERTAINMENT GROUP INC.



                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                               PAGE
                                                                                               ----

                                     PART I

         Item  1.          Business                                                              3
         Item  2.          Properties                                                           12
         Item  3.          Legal Proceedings                                                    13
         Item  4.          Submission of Matters to a Vote of Security Holders                  13

                                     PART II

         Item  5.          Market for Registrant's Common Equity and Related
                             Stockholder Matters                                                14
         Item  6.          Selected Financial Data                                              15
         Item  7.          Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                16
         Item  8.          Financial Statements and Supplementary Data                          23
         Item  9.          Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure                             48

                                    PART III

         Item 10.        Directors and Executive Officers of the Registrant                     49
         Item 11.        Executive Compensation                                                 49
         Item 12.        Security Ownership of Certain Beneficial Owners
                             and Management                                                     49
         Item 13.        Certain Relationships and Related Transactions                         49

                                     PART IV

         Item 14.        Exhibits, Financial Statement Schedules and Reports
                             on Form 8-K                                                        50

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

The Company (formerly The Charter Company) was originally incorporated in Florida in 1959. The Company was formerly engaged in petroleum marketing operations, but substantially all of its remaining operations in this area were sold in 1992. (See Note 10 to the Company's Consolidated Financial Statements; references to Notes hereinafter are to the notes to such financial statements.) It began production and distribution of entertainment product when it acquired 82% of Spelling Entertainment Inc. ("SEI") in May 1991. It acquired the remaining shares of SEI in July 1992. The Company acquired all of the stock of Republic Entertainment Inc. (formerly Republic Pictures Corporation, with its subsidiaries, hereinafter "Republic") on April 26, 1994 and approximately 91% of the ordinary shares of Virgin Interactive Entertainment Limited ("VIEL") on July 30, 1994. (See Note 2.) Currently, the Company operates in a single industry segment, the entertainment industry. (See Note 12.)

The Company's production operations are conducted by Torand Productions Inc. and its subsidiaries, including Spelling Television Inc. ("Spelling Television"); Big Ticket Television Inc. and its subsidiaries ("Big Ticket Television"); Spelling Films Inc. and its subsidiaries ("Spelling Films"); and VIEL and its subsidiaries (collectively, "VIE"). Distribution operations are conducted by Spelling Films; Republic; Worldvision Enterprises, Inc. and its subsidiaries ("Worldvision"); and VIE. The Company's licensing and merchandising operations are conducted by Hamilton Projects, Inc. ("Hamilton Projects").

Approximately 48% of the Company's Common Stock was owned by American Financial Corporation and its subsidiaries ("AFC") until March 31, 1993, when AFC sold the Common Stock it owned to Blockbuster Entertainment Corporation ("BEC"). BEC acquired additional Common Stock during 1993 and 1994, both from third parties and from the Company. (See Note 6.) Effective as of September 29, 1994, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, Viacom currently owns approximately 75% of the Company's Common Stock.

Viacom is exploring the sale of the Company. Viacom also has indicated its intention to acquire the Company's interest in VIE in connection with such sale. An independent committee of the Company's board of directors has been formed to negotiate the terms of any proposed VIE transaction.

The Company has its principal executive offices at 5700 Wilshire Boulevard, Los Angeles, California 90036, telephone (213) 965-5700. Effective May 26, 1995, the Company changed its state of incorporation to Delaware.

DEVELOPMENT AND PRODUCTION

NETWORK PROGRAMMING

The Company develops and produces network programming through Spelling Television and Big Ticket Television. Scripts for potential television programming are usually developed by the Company in conjunction with one of the U.S. television networks. If the network accepts the script, it will typically order production of a pilot, for which it will pay the Company a negotiated fixed license fee. If the network decides to order episodes of the series, the license agreement generally provides for a minimum number of episodes to be delivered, with the network having certain rights to order additional episodes. The license agreement normally grants the network the right to exhibit the episodes a limited number of times in the United States during the license period. All other ownership and distribution rights are retained by the Company, subject to certain network-related holdbacks.


Network license fees are normally less than the Company's costs of producing the related programming, resulting in a deficit for the Company. In recent years, the size of the series deficits incurred by the Company has generally increased as escalations in license fees have failed to keep pace with escalations in production costs. However, in the case of its drama series, the Company has generally been successful in obtaining sufficient revenue from Worldvision's international sales efforts to substantially offset such production deficits. See "Distribution."

Aaron Spelling, Chairman and Chief Executive Officer of Spelling Television, has a history of successful network television production, including more than 3,000 hours of television series, movies-for-television, mini-series and pilots, as well as feature films. In association with a variety of partnerships, Aaron Spelling has consistently been one of the industry's most creative and prolific producers of network television programming, producing such successful series as "Beverly Hills, 90210," "Melrose Place," "The Love Boat," "Dynasty," "Hotel," "Vegas" and "Matt Houston." He has also produced "Fantasy Island," "Charlie's Angels," "Starsky and Hutch," "Family" and "Hart to Hart," all series in which the Company has no financial interest. Mr. Spelling's employment agreement with Spelling Television expires in April 1996. The Company has entered into preliminary discussions concerning the extension of Mr. Spelling's employment agreement.

Spelling Television is currently producing five one-hour drama television series. "Beverly Hills, 90210," which is currently in its sixth season, has been ordered by Fox Broadcasting Company ("FBC") for an additional season. "Melrose Place" is now in its fourth season, and has also been ordered by FBC for an additional season. Spelling Television is also producing twelve episodes of "Savannah," which is airing on The WB Television Network ("WB"); and has received an order from WB for 13 more episodes; seven episodes of "Kindred: The Embraced," which is airing on FBC; and a two-hour movie and six episodes of "Malibu Shores," which will air on NBC. It also has a number of movies for television in development or production, including a four-hour mini-series, "A Season In Purgatory," and a two-hour movie, "After Jimmy," for CBS.

Big Ticket Television was established in November 1994 primarily to develop and produce half-hour comedy television series for the U.S. television networks, but also to develop and produce programming for cable and first-run syndication television (see below). Big Ticket Television has had projects in development at the four networks (ABC, NBC, CBS and FBC) as well as the recently launched United Paramount Network ("UPN") and WB. Big Ticket Television is currently producing 15 episodes of a half-hour situation comedy, "Moesha", which is airing on UPN, and has received an additional order of 22 episodes for the 1996-97 season.

The Company had revenue from FBC in 1995, 1994 and 1993 representing 15%, 15% and 22% of revenue, respectively.


FIRST-RUN SYNDICATED PROGRAMMING

First-run syndicated television series are produced and sold directly to television stations in the United States without any prior network broadcast. These programs are licensed to individual or groups of television stations, on a market by market basis, in contrast to network distribution, which provides centralized access to a national audience.


In first-run syndication, programming is licensed domestically in exchange for cash payments, advertising time ("barter") or a combination of both. Internationally, Worldvision distributes this programming for cash license fees. In cash licensing, a broadcaster normally agrees to pay a fixed license fee in one or more installments in exchange for the right to broadcast the programming a specified number of times over the license term. When programming is licensed on a barter basis, the producer receives a specified amount of advertising time during the broadcast, and the producer subsequently sells this advertising time for cash. Worldvision carries out this function on behalf of the Company through an internal advertising sales organization.

As compared to programming produced for the network, the Company exercises greater control over creative and production decisions related to its first-run syndicated programming. However, there is much greater financial risk associated with such programming, as there is no third-party network to share the production costs. While the license fees paid by a network for television programming are fixed by contract, barter revenue derived from distribution of first-run syndicated programming is not fixed in amount, but varies depending on the ratings success of the programming. Such ratings may vary significantly between different genres of programming, as well as between individual programs within each genre. Even when a first-run syndicated program is ultimately successful, during the initial years of the program its revenue is often less than the Company's costs of producing the program. However, if a program has strong ratings, the advertising revenue which may be realized by the Company through its barter arrangements could be substantial.


In 1994 and 1995, Worldvision distributed in first-run barter syndication three one-hour drama series, "Heaven Help Us," "Robin's Hoods" and "University Hospital," which were produced by Spelling Television. Big Ticket Television is producing twenty-six episodes of an original nighttime comedy entitled "Night Stand with Dick Dietrick," distributed in first-run syndication by Worldvision, beginning in September 1995. Worldvision also is distributing "Jim J. & Ann," a one-hour talk show.


INTERACTIVE ENTERTAINMENT

The interactive entertainment market in which the Company competes consists primarily of video games for use on Nintendo, Sega, Sony and other home entertainment systems, and for use on multimedia personal computers. There is an ongoing evolution in hardware platforms. During 1995, new 32-bit console systems were introduced by Sega and Sony, and Nintendo is expected to introduce a 64-bit system during 1996. Other hardware manufacturers (e.g., 3DO, Apple, Atari, etc.) seek to compete with them. In recent years an increasing number of games have been developed for use on systems equipped with CD-ROM drives, instead of systems using cartridges and floppy disks. As compared to games developed for cartridge platforms, games developed for CD-based platforms require a significantly longer development period, and accordingly the Company's development costs for each game are proportionately higher. However, the cost of manufacturing the individual games for CD-based platforms is significantly lower than the cost of manufacturing game cartridges, thereby often offsetting the additional development costs. VIE's strategy is to develop content that is generally platform-independent and adapt these titles to different commercially successful platforms in order to minimize its reliance on the success of any one hardware system. This strategy reduces the risk associated with specific platform failure or obsolescence.

The Company believes that VIE's entertainment product must become increasingly sophisticated and challenging in order to remain competitive in meeting consumer expectations. In order to meet these expectations, VIE has been expanding its internal resources to develop and produce titles over a wide range of genres including action, strategy, sports simulation, role-playing and licensed character-based games. VIE's internal development gives it the control to enable it to improve its design capabilities, better manage the development process and create and enhance unique tools and techniques relating to key and emerging technologies. While VIE will occasionally distribute edutainment or infotainment product created by third parties, it does not develop or produce these types of products.

In addition to its internal product development, VIE continues to obtain a considerable portion of its entertainment product from third-party software developers. Development agreements are established for each project, either on a work-for-hire basis, whereby flat fees are paid to the developer, or under a royalty arrangement, whereby advances are paid to the developer against royalties to be earned from the exploitation of the related product. In certain instances, VIE has taken minority interests in third-party developers in order to secure access to their product.

VIE also seeks, on a selective basis, to obtain licenses for properties which enjoy a high degree of consumer awareness, in order to incorporate these licensed characters, trademarks, themes and/or personalities into its products to capitalize on their name recognition. Some of VIE's designs and products have been inspired by well-known animated and feature films, famous sports personalities, prominent corporate logos and popular board games.

During 1995, VIE released, among other titles, "The 11th Hour: The Sequel to 7th Guest," "Command & Conquer," "Daedelus Encounter," "Agile Warrior" and "Monopoly."


FEATURE FILMS


In 1990, the Company began the acquisition and distribution of theatrical feature films through the formation of Spelling Films. Spelling Films typically acquires all international distribution rights to such films by paying a guaranteed advance to the producer against the producer's share of distribution receipts. Such advances are normally payable upon the producer's delivery of the completed film. Spelling Films then presells distribution rights, generally on an all-rights, territory-by-territory basis. Under this approach, Spelling Films generally covers all or a substantial portion of its acquisition cost, reducing its risk and capital requirements, but also limiting its upside profit potential.

Since its inception, Spelling Films has acquired international distribution rights to "The Player," "Short Cuts" and "Shadowlands." Recent films include "The Usual Suspects," which received two Oscar awards and was released domestically by Gramercy Pictures in August 1995; and "Moll Flanders," starring Robin Wright and Morgan Freeman, and "Unforgettable," starring Ray Liotta and Linda Fiorentino, both of which are being distributed domestically by Metro-Goldwyn-Mayer Pictures, Inc.

Within the last eighteen months, Spelling Films has expanded its focus and presence in the feature film area by developing and producing, on a fully-financed basis, moderately budgeted theatrical feature films for which it will retain all distribution rights on a worldwide basis. Spelling Films typically enters into agreements with domestic film companies to handle domestic theatrical distribution, but distributes the films in all other markets and media through the Company's own distribution operations. Spelling Films currently has two fully-financed feature films in postproduction, "Stephen King's Thinner," starring Robert John Burke and Joe Mantegna, and "Night Falls on Manhattan," starring Andy Garcia, Lena Olin and Richard Dreyfuss. Both of these films are scheduled for domestic theatrical release in 1996.

Republic acquires varying distribution rights to feature films primarily for initial release in the domestic home video marketplace, typically by paying a guaranteed advance. Republic released approximately 36 films in 1995 and expects to release approximately 40 in 1996. Most of the films have production budgets in the $2-3 million range, and Republic's acquisition costs for such films are a percentage of such budgets, based on a variety of factors.


DEVELOPMENT AND PRODUCTION RISKS


As discussed above, the Company has various development and production operations encompassing television programming, feature films and interactive entertainment product. There are a number of factors outside the control of the Company which may affect the timely completion of the development, production and/or release of the Company's entertainment product, including availability of talent and other resources integral to these processes. The Company attempts to minimize such risks to the greatest extent possible through the active management of the development and production process. See "Competition" and "Technology" below.


DISTRIBUTION

In addition to its production activities, the Company is actively engaged in the worldwide distribution of entertainment product, either directly or through subdistributors. Historically, the Company's distribution activities have focused on the distribution of its network television programming. However, with the formation of Spelling

Films and the acquisition of Republic and VIE, the Company's distribution activities have been extended to include both feature films and interactive entertainment product. As a result of these activities, as of December 31, 1995, the Company had contractual agreements with licensees covering entertainment product which provide for approximately $133,549,000 in future revenue, approximately 43% of which is expected to be recognized after 1996. As of December 31, 1994, the Company had contractual agreements which provided for approximately $178,199,000 in future revenue.

THEATRICAL DISTRIBUTION


Spelling Films generally sells or licenses the international theatrical, home video and/or television rights to its films to various subdistributors in each territory in exchange for a guaranteed advance plus, in most cases, a share of future profits. For certain films, Spelling Films may elect to presell some territories but enter into distribution arrangements in other territories. In the latter cases, Spelling Films receives no advance; however, the subdistributor retains a lower distribution fee and Spelling Films receives the balance of any revenue generated. In certain cases where Spelling Films is able to retain the home video and television rights, Republic and Worldvision distribute such rights for Spelling Films.

To the extent that Spelling Films and/or Republic desire to exploit feature films in the United States and Canadian theatrical markets, they will engage a third party to handle such distribution. With respect to two of its films, Spelling Films has engaged Paramount Pictures Corporation to handle domestic theatrical distribution.

HOME VIDEO DISTRIBUTION


Republic has been engaged in the production and distribution of entertainment product for over sixty years. Its library includes more than 1,400 films and over 1,000 hours of off-network television programming, as well as certain distribution rights to over 2,000 hours of pre-1974 NBC television series and specials (the "Republic Library"). Republic currently handles the marketing and sale, either directly or through licensees, of all the Company's entertainment product in the worldwide home video market.


Domestically, videocassettes are sold by Republic through its own sales force to independent wholesalers for resale to retail outlets, or in some instances, directly to retailers. Internationally, the Company licenses third parties to distribute its product in the home video market, generally in exchange for a minimum guarantee against a royalty. The Republic Library has previously been licensed in most territories outside of North America, and little additional revenue is anticipated in the near term from such territories.

TELEVISION DISTRIBUTION

Worldvision has been engaged in the distribution of entertainment product in the worldwide television market for over thirty-five years, originally serving as the distribution arm of the ABC network. Today, Worldvision is a leading worldwide distributor with rights to more than 8,000 hours of television programming available for domestic television distribution and more than 18,000 hours of television programming for international television distribution, including both the original ABC library and the original NBC library recently acquired through Republic. Worldvision currently distributes such programming in 110 countries through offices or representatives in London, Paris, Rome, Toronto, Sydney, Tokyo and Rio de Janeiro.

Demand for American-made entertainment product in international markets has increased in recent years due to the increase in the number of international television stations, cable systems and satellite delivery systems in those markets and, in some territories, the privatization of the local television industry. The Company typically begins to earn international television revenue from its television programming during the same season such programming is originally broadcast on domestic television, or soon thereafter. Substantially all of the Company's television programming has been or is presently being distributed by Worldvision in international television markets. The

Republic Library has previously been licensed for various terms in many territories around the world and will not all be available for the Company's exploitation in the near term.


In March 1993, Spelling Satellite Networks ("SSN") launched its first cable channel, TeleUNO, which currently reaches more than four million homes in Latin America, including Mexico, Argentina and Brazil. TeleUNO generates both subscription fees and advertising revenue. SSN is also currently exploring the possibility of launching additional channels in partnership with programmers or others in other markets around the world, including direct to home satellite transmission.

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


Expected revenue per episode in this market normally increases for longer running series. In the Company's experience, at least four broadcast seasons of a series are generally required to successfully market repeat showings of a series in the domestic syndication market. For example, Worldvision is currently distributing "Beverly Hills, 90210" in the domestic syndication market. Episodes from a series normally become available for secondary syndication distribution four or five years after the series' initial telecast.

Domestic basic cable television potentially represents an increasingly significant market for the Company's product. The series "Melrose Place," "Models, Inc.," "Hotel," "Vegas" and "Dynasty" among others, have been licensed to cable television. Cable exhibition has effectively developed as an alternative market, albeit traditionally a less lucrative one than domestic syndication. Each year a greater number of relatively successful network television series are being licensed to basic cable in lieu of domestic syndication. Additionally, cable exhibitors in some instances have purchased rights to short-running television series which do not include sufficient episodes to allow for traditional off-network syndication distribution.


Cable television operations outside the U.S., while still in development in many countries, have also been growing rapidly.


See "Governmental Regulation" for restrictions placed on exhibition of the Company's entertainment product in certain markets.


INTERACTIVE ENTERTAINMENT

VIE sells its entertainment product in North America using its in-house sales organization. This approach has reduced its costs, strengthened its distribution capabilities and has helped to attract third-party developers and publishers to VIE. VIE's primary retail accounts include toy stores, general or mass merchandise retailers, electronics appliance stores, computer software and specialty stores, warehouse clubs, office supply warehouses and video rental stores.

VIE markets and/or sells its product internationally through its offices in the U.K., France, Germany, Spain, Singapore and Japan to various local distributors and retailers. VIE has appointed national or territorial distributors to serve customers in other international markets. These operations normally generate revenue denominated in foreign currencies and, accordingly, the Company may experience gains and losses resulting from foreign currency exchange rate fluctuations.

LICENSING AND MERCHANDISING


Hamilton Projects is a full service consumer product and promotional licensing agency, providing its clients with strategic planning, concept development and product marketing program management. Hamilton Projects typically earns its fees through a commission based upon the royalties earned by its clients from the sale of licensed consumer products, promotions and books based upon the copyrights, trademarks and trade names of the companies it represents. In addition to managing the consumer product merchandising programs for "Beverly Hills, 90210" and "Melrose Place," Hamilton Projects also represents several third parties, such as Jeep(R), Dr. Scholl's(R) and the United States Postal Service. Through the efforts of Hamilton Projects the Company has taken advantage of various consumer product and promotional opportunities such as a dedicated show on the Q2 channel of QVC and phone cards to market "Melrose Place" merchandise, the operation of World Wide Web sites on the Internet, the introduction of the Melrose Place Fragrance, as well as the traditional merchandising of clothing, posters, calendars and books.


COMPETITION


The entertainment industry is highly competitive with many companies competing for available literary properties, creative personnel, talent, production personnel, distribution channels and financing which are essential to acquire, develop, produce and distribute entertainment product. The Company's competitors include major motion picture and television companies as well as a broad range of independent production and distribution companies. Certain of the Company's competitors have greater financial resources than those of the Company. Moreover, the repeal of certain governmental regulations permits the television networks to acquire financial interests in, and syndication rights to, television programs, which intensifies competition in the television industry. See "Governmental Regulation."


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

Likewise, Spelling Films is competing with numerous well-financed, established companies engaged in feature film production and distribution. The Company has had a short operating history in this area and does not possess the theatrical distribution capabilities or track record of some of its competitors.

The Company's ability to compete in certain countries is affected by local restrictions and quotas. Governments of certain countries require that a minimum percentage of locally produced programming be broadcast.

In addition to the competitive facts applicable to all areas of the entertainment industry, the market for interactive entertainment is also characterized by the frequent introduction of new, ever-evolving hardware systems. Among VIE's competitors are companies which manufacture and sell such hardware systems in addition to publishing and distributing interactive entertainment software product.

TRADEMARKS, SERVICE MARKS AND COPYRIGHTS


The Company or its subsidiaries own various United States trademarks and service marks, including SPELLING(R), BEVERLY HILLS, 90210(R), MELROSE PLACE(R), COMMAND AND CONQUER(R), REPUBLIC(R), SPELLING FILMS(TM) and BIG TICKET TELEVISION(R), and has applied for registration for numerous other marks relating to its entertainment products in the United States and foreign countries.
The Company uses the VIRGIN name and trademark under a license which expires in 2004. The Company or its subsidiaries own various foreign trademark and service mark registrations and have pursued licensing and/or merchandising opportunities related to the use of these marks. The Company registers and endeavors to take the necessary actions to protect the marks created and acquired in its businesses. See "Distribution - Licensing and Merchandising."

The Company regularly obtains copyright protection for each episode of its television programs, for its feature films and for other entertainment product. Certain of the Company's copyrights, trademarks and service marks may be considered material to the Company's business.


TECHNOLOGY


The Company is dependent on various forms of technology for the production and distribution of its entertainment product. As a result, the Company is subject to business risks as a result of changing technologies in the media, communications and computer industries. Changes in the hardware platforms, new digital disk systems, direct to home satellite systems and other new delivery systems also provide new opportunities and markets for the Company. The Company endeavors to minimize the risk of technological change to or obsolescence of a particular hardware platform or media and take advantage of new markets created by changing technologies. Additionally, the risk of illegal manufacture and distribution ("piracy") of the Company's entertainment product may increase with the advancement and proliferation of various technologies. It is difficult for the Company to determine the impact of such piracy and there can be no assurance that such activities will not have a material impact on the Company.


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

The Cable Television Consumer Protection and Competition Act of 1992 ("Cable Act") prohibits certain unfair or discriminatory practices in the distribution of the signal from satellite superstations or in the sale of satellite cable programming by entities affiliated with cable operators. The Telecommunications Act of 1996 ("1996 Act") extends these rules to entities affiliated with common carriers. The Cable Act also strictly limits entities affiliated with cable operators in offering exclusive contracts for satellite cable programming or superstations. Furthermore, the Cable Act prohibits certain coercive and discriminatory acts by cable operators and satellite program vendors against multichannel video program distributors. In addition, the Cable Act provides all commercial television stations with the right to bargain for and withhold consent to the local retransmission of their signals by cable television systems, and certain local stations have the option to demand carriage on cable systems. These provisions are subject to interpretation by the FCC. Moreover, judicial appeals relating to various aspects of these rules are pending. Accordingly, the Company cannot predict the specific impact of the Cable Act on its business.

The 1996 Act eliminates the numerical restrictions on the number of television stations that one entity may own and increases the national audience reach limitation by one entity from 25% to 35%. In addition, the FCC is directed to revise its dual network rule which prohibits a TV station from affiliating with an entity maintaining two or more networks of television broadcast stations. The FCC must now permit such affiliations unless certain limited circumstances pertain. The FCC must also amend its rules to permit common ownership or control of a broadcast network and cable systems. These changes in the FCC's ownership rules could have an adverse effect on the Company in that the number of potential customers for its programming may be reduced.

In 1989, the twelve-member European Community ("EC") adopted a directive that its member states ensure that more than 50% of the programming shown on their television stations be European-produced "where practicable." These guidelines could restrict the amount of American television programming and feature films that are shown on European television. In the recently concluded General Agreement on Trade & Tariffs, the EC refused to make any commitment to modify these guidelines or to refrain from adopting additional barriers. Because of significant questions regarding the interpretation and enforcement as well as the possible future modification of the current guidelines, the Company cannot predict what effect they may have on its business. In addition, certain European countries have adopted individual national restrictions on broadcasting of programming based on origin. Other countries in which the Company distributes its programming may adopt similar restrictions, which may have an adverse effect on its ability to distribute its programs or create stronger incentives for the Company to establish ventures with international firms.

The effect of the foregoing regulations on the Company's operations cannot be accurately assessed at this time.


On September 6, 1995, the FCC released an order repealing its rules governing financial interests in and syndication of programming by the broadcast television networks (the "Fin Syn Rules"). The earlier decision of the FCC to permit the expiration of the Fin Syn Rules was recently upheld by the United States Court of Appeals for the Seventh Circuit.


In 1993, a Federal district court vacated certain provisions of consent decrees which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by non-network suppliers such as the Company. The repeal of the Fin Syn Rules and the court's action could have a material adverse effect on the operations of the Company.

EMPLOYEES

At December 31, 1995, the Company had approximately 900 employees. In addition, the Company employs a large number of individuals for particular television and feature film productions. As a result, the total number of employees can vary substantially during the course of a year depending upon the number and scheduling of its productions.

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

                                                                                 CONTRACT
     UNION                                                                    EXPIRATION DATE
     -----                                                                    ---------------

     International Alliance of Theatrical
       and Stage Employees (IATSE) (United States)........................      July 31, 1996
     IATSE Local 891 (Canada).............................................       May 31, 1996 (b)
     Writers Guild of America.............................................      March 1, 1998
     Screen Actors Guild..................................................      June 30, 1998
     American Federation of Musicians.....................................  February 15, 1996
     Directors Guild of America...........................................      June 30, 1996
     Directors Guild of America Freelance Live and Tape
        Television Agreement..............................................      June 30, 1996
     IATSE Videotape Agreement ........................................... September 30, 1996 (a)
     American Federation of Television and Radio Artists..................  November 15, 1997
     Teamsters Local Union No. 155........................................       May 31, 1997 (b)


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


DISCONTINUED OPERATIONS


The Company, formerly known as The Charter Company, was historically engaged in petroleum marketing operations, all of which have been sold or discontinued. Additional information relating to discontinued operations, including information regarding environmental contingencies, is provided in the accompanying financial statements. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and Note 10.)


ITEM 2. PROPERTIES

The Company leases office space of approximately 183,000 square feet in Southern California, 37,000 square feet in Las Vegas, 27,000 square feet in London and 54,000 square feet in New York City. In addition, the Company leases offices in other cities in the United States and in various other countries throughout the world in connection with its international distribution activities. The Company also rents facilities on a short-term basis for the production of its entertainment product, including a facility in Vancouver, British Columbia. Management believes comparable space is readily available should any lease expire without the prospect of renewal.

The Company also owns a 43,000 square foot building in Los Angeles, formerly occupied by Republic, which is now housed at the Company's corporate offices. The Company intends to sell the building in the near future.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its entertainment business operations. The Company believes such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes in connection with certain bankruptcy and environmental matters relating to the Company's discontinued operations, as well as other matters. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes based upon its current knowledge of the facts and circumstances and its understanding of the applicable law that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the allowances which have been established in connection with these matters and the Company's coverage under an insurance-type indemnity agreement which covers up to $35 million of certain such liabilities in excess of a threshold amount of $25 million, subject to certain adjustments. Substantial portions of such allowances and indemnity are intended to cover environmental costs associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the allowances by more than $50 million, a substantial portion of which would be covered by the indemnity discussed above. (See Note 10.)

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

                                         1995                                 1994
                                -----------------------              ------------------------
        QUARTER                 LOW             HIGH                  LOW            HIGH
        -------                 ---             ----                  ---            ----

         First                $ 9 1/2         $11 7/8               $ 9 1/4          $12 1/8
         Second                 9 5/8          11 1/4                 8 1/2           10 7/8
         Third                  9 1/4          13 7/8                 8 1/2           12 1/8
         Fourth                12 1/4          14                    10 3/4           12 1/4



The number of holders of record of the Company's Common Stock as of March 22, 1996, was approximately 9,900. Dividend payments were discontinued by the Board of Directors as of the fourth quarter of 1994.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended December 31 (in thousands, except per share data):

                                     1995       1994 (c)       1993        1992 (a)        1991
                                  ----------   ----------   ----------    ----------    ----------
Income Statement Data:
Revenue from continuing
   operations                     $  664,387   $  599,839   $  274,899    $  257,546    $  122,748
                                  ==========   ==========   ==========    ==========    ==========
Operating income                  $   42,535   $   50,743   $   39,727    $   25,315    $    8,833
                                  ==========   ==========   ==========    ==========    ==========
Net income (loss) from:
   Continuing operations          $   16,521   $   24,108   $   23,659    $    7,917    $      636
   Discontinued operations              --           --         (3,971)       (2,043)        7,369
   Extraordinary items                  --           --         (2,022)        3,948         4,959
                                  ----------   ----------   ----------    ----------    ----------
Net income                        $   16,521   $   24,108   $   17,666    $    9,822    $   12,964
                                  ==========   ==========   ==========    ==========    ==========

Net income (loss) per common
   and common equivalent share
   from:
      Continuing operations (b)   $     0.19   $     0.32   $     0.42    $     0.15    $     --
      Discontinued operations           --           --          (0.07)        (0.04)         0.16
      Extraordinary items               --           --          (0.04)         0.08          0.11
                                  ----------   ----------   ----------    ----------    ----------
   Net income                     $     0.19   $     0.32   $     0.31    $     0.19    $     0.27
                                  ==========   ==========   ==========    ==========    ==========

Balance Sheet Data:
Total assets                      $1,119,670   $1,026,760   $  474,471    $  451,661    $  389,904
Long-term debt                       305,676      248,853       49,580       109,915        77,143
Shareholders' equity                 558,520      528,447      297,854       197,560       150,683
Cash dividends per
   common share                         --           0.06         0.08          0.08          0.05




(a) Due to the acquisition of SEI in the second quarter of 1991, amounts are not comparable to the prior year.

(b) Per share amounts for 1991 and 1992 are calculated after preferred dividends of $810,000 and in 1993 after preferred dividends of $724,000.

(c) The Company acquired Republic on April 26, 1994 and VIE on July 30, 1994, and, accordingly, amounts are not comparable to 1995 or to prior years.

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

In May 1991, the Company acquired ownership of approximately 82% of the common stock of SEI and acquired the remainder in July 1992. This acquisition was accounted for using the purchase method of accounting and, accordingly, the operations of SEI have been included in the Company's financial statements from the original date of acquisition.

In April 1994, the Company and Republic consummated a merger (the "Merger") in which the Company acquired all of the outstanding shares of common stock of Republic for $13 per share in cash, including the approximate 35% interest in Republic held by BEC. The total consideration was approximately $101,000,000, which was funded through borrowings under the Company's credit arrangements with BEC. (See Notes 2 and 4 and "Financial Condition" below.)

On July 30, 1994, the Company and BEC entered into an exchange agreement (the "Exchange Agreement") and consummated the transactions contemplated thereby (the "Acquisition"). Pursuant to the Exchange Agreement, BEC delivered to the Company 8,686,984 ordinary shares (the "Ordinary Shares") of VIEL and an option to acquire 550,000 Ordinary Shares of VIEL (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. BEC had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 91% of VIEL's Ordinary Shares.

In connection with the Acquisition, the Company also entered into put-and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, the Company may acquire, or be required by Blockbuster Entertainment Group, a division of Viacom ("BEG"), to purchase, these shares from BEG at an agreed-upon price. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. On June 8, 1995, BEG acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. BEG and the Company have executed amendments to extend the put-and call-option agreements, which originally expired in July 1995, through May 5, 1996. (See "Financial Condition" below and Note 1 regarding the potential sale of VIE to Viacom.)


RESULTS OF CONTINUING OPERATIONS

Results of operations for the years ended December 31, 1995, 1994 and 1993 are not comparable due to the business combinations and acquisitions above.

Additionally, the results of operations for any period are significantly affected by the quantity and performance of the Company's entertainment product which is licensed or sold to, and available for exhibition by, licensees or customers in various media and territories. Consequently, results of operations may vary significantly between periods, and the results of operations in any one period may not be indicative of results of operations in future periods.

The success of the Company's television programming business depends, in large part, upon the successful network exhibition of its television series over a sufficient number of years to allow for off-network exhibition opportunities. During the initial years of a one-hour television series, network and international license fees normally approximate the production costs of the series, and accordingly the Company recognizes only minimal profit or loss during this period. With respect to half-hour network programming, the production costs can substantially exceed the combination of the network and international license fees, and the Company recognizes losses during this period. However, if a sufficient number of episodes of a series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to realize a substantial profit with respect to the series.

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen as well as any changes in the law and governmental regulation. In 1993, a Federal district court vacated certain provisions of a consent decree which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. The Telecommunications Act of 1996 eliminates the restrictions on the number of television stations that one entity may own and increases the national audience reach limitation by one entity from 25% - 35%. Accordingly, the networks will be able to own the programming which they broadcast, and increasingly become competitors of the Company in the production and distribution of programming.

The following paragraphs discuss significant items in the Consolidated Statements of Operations for the three years ended December 31, 1995.

REVENUE

The following table sets forth the major components of the Company's revenue for the three years ended December 31 (in thousands):

                                               1995       1994*      1993
                                             --------   --------   --------

     Worldwide television                    $349,671   $327,164   $208,062
     Worldwide interactive entertainment      212,237    183,394       --
     Worldwide home video                      72,211     57,353     31,150
     International film distribution           11,371     11,593     15,955
     Worldwide licensing and merchandising     15,758     18,074     16,956
     Other                                      3,139      2,261      2,776
                                             --------   --------   --------

                                             $664,387   $599,839   $274,899
                                             ========   ========   ========

* Includes eight months of operations of Republic and five months of operations of VIE.

Worldwide television revenue increased $22,507,000 (7%) and $119,102,000 (57%) in 1995 and 1994, respectively. The increase in 1995 arose primarily from (i) higher per episode network license fees; (ii) the continued distribution of programming in the first-run syndication market; (iii) higher revenue from the exploitation of the Company's library; and (iv) the effect recorded in the first quarter of 1995 of conforming the Company's accounting policies to those of Viacom (see Note 1); however, these increases were offset by the effect of fewer hours of programming being delivered to the networks. The increase in 1994 was primarily due to (i) substantially more hours of programming being delivered to the networks; (ii) the release of "Beverly Hills, 90210" in domestic syndication; (iii) the increase in programming available for distribution, including the Republic Library; and (iv) the distribution of two one-hour dramas in first-run syndication.

Worldwide interactive entertainment revenue increased $28,843,000, or 16%, in 1995 from 1994 primarily as a result of having twelve months of operations of VIE (acquired July 30, 1994) included in the 1995 results as compared to only five months of operations in 1994. Revenue in the last six months of 1995 was adversely affected by delays in the release of a significant number of VIE's titles from 1995 to 1996, as well as fewer than anticipated shipments to retailers reflecting in part the continuing reluctance by consumers to purchase interactive software product until the new generation hardware platforms achieve a higher installed base. The Company continues to actively work with hardware manufacturers to develop and adapt its titles to different platforms as they become commercially viable.

In general, VIE's revenue is highest in the fourth quarter of each year. VIE released "The Lion King" interactive game, VIE's highest grossing title ever, on various cartridge formats in October 1994. This game contributed a very significant portion of the worldwide interactive entertainment revenue realized by the Company during 1994 while there was no release of similar significance in 1995. (See "Financial Condition" below and Note 1 regarding the potential sale of VIE to Viacom.)

Home video revenue increased $14,858,000, or 26%, in 1995 as compared to 1994 and $26,203,000, or 84%, in 1994 as compared to 1993. The increase in 1995 is primarily a result of having twelve months of operations of Republic (acquired April 26, 1994, with significant home video distribution operations) being included in the 1995 results as compared to only eight months of operations in 1994. The increase in 1994 was also primarily the result of the acquisition of Republic's home video operation in that year. In addition, the Company released "James A. Michener's TEXAS" and "The Stand" in the domestic home video marketplace in 1994.

International film distribution revenue remained relatively stable in 1995 as compared to 1994 and decreased $4,362,000, or 27%, in 1994 as compared to 1993. During 1995 the Company released the successful film "The Usual Suspects." During 1994 the Company released a group of ten films with the overall title of "The Young and The Reckless;" such films individually generated relatively modest levels of revenue. During 1993, the Company released two feature films, "Short Cuts" and "Shadowlands."

Licensing and merchandising revenue decreased $2,316,000, or 13%, in 1995 as compared to 1994 and increased $1,118,000, or 7%, in 1994 as compared to 1993. The decrease in 1995 was primarily due to the continued decline in licensing revenue related to "Beverly Hills, 90210." The increase from 1993 to 1994 was primarily due to revenue related to third-party product, which more than offset a decline in licensing revenue from "Beverly Hills, 90210."

Certain of the operations of the Company generate significant revenue denominated in foreign currencies, and, as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in pounds sterling, French francs, deutsche marks, Canadian dollars, Mexican pesos and Japanese yen, among others. These currency exposures are partially offset by the fact that certain of the Company's manufacturing costs and overhead are also denominated in the same currencies, and certain of the Company's bank debt is denominated in foreign currencies.

ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. (See
Note 1.) Such costs increased $36,023,000 and $282,078,000 in 1995 and 1994, respectively, from the comparable prior year periods. The increases primarily resulted from the increases in revenue discussed above, including the increase in worldwide interactive entertainment revenue as a result of the acquisition of VIE. Additionally, the percentage relationship between such costs and the related revenue was 78%, 81% and 73% in 1995, 1994 and 1993, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $24,876,000, $25,687,000 and $6,177,000 in 1995, 1994 and 1993, respectively.
The write-downs in 1995 were primarily attributable to the Company's continued activities in first-run syndication, delivery by the Company of five television series pilots, which traditionally cost more than the related network license fees, and losses related to interactive titles. The increase in 1994 was primarily attributable to the Company's increased activities in first-run syndication and half-hour comedy programming.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs in 1995 increased $36,733,000, or 56%, as compared to 1994 and in 1994 increased $31,846,000, or 94%, as compared to 1993. The increase in 1995 and 1994 resulted primarily from the selling, general and administrative costs related to the operations of VIE and Republic, including the amortization of intangible assets, for the full twelve month period in 1995 and since their respective acquisition dates in 1994. In addition, there were increased administrative costs commensurate with the Company's growth in both years.

INTEREST INCOME

Interest income remained relatively stable in 1995 as compared to 1994 and decreased $2,559,000, or 53%, in 1994 as compared to 1993. The decrease in 1994 resulted from (i) lower interest rates on certain international cash balances and (ii) lower discount amortization on certain acquired receivables, as a result of a portion of these receivables being collected in 1994.

INTEREST EXPENSE

Interest expense increased $7,623,000, or 89%, and $665,000, or 8%, in 1995 and 1994, respectively. The increase in both years was attributable to higher average borrowings which was partially offset by lower average interest rates. (See Note 4 and "Financial Condition" below.) The Company's interest expense is dependent upon the interest rates on its outstanding obligations, which are largely tied to the interest rates under Viacom's separate credit facilities, and the Company could experience significant increases or decreases resulting solely from increases or decreases in such interest rates.


MINORITY INTEREST

The Company had minority interest (income) expense of $(1,382,000) and $680,000 in 1995 and 1994, respectively, relating to the operations of VIE, as it owns approximately 91% of VIE. The Company has put- and call-option agreements with BEG with respect to the remaining minority interest in VIE. (See Note 2.)

PROVISION FOR INCOME TAXES

During 1995, the Company's provision for income taxes decreased $5,924,000, or 30%, compared to the provision in 1994 due primarily to the decrease in income from continuing operations before income taxes and minority interest, partially offset by an increase in the effective tax rate. The effective tax rate increased to 48% in 1995 from 44% in 1994, largely as a result of the changes in the relationship between revenue and expenses composing income from continuing operations, partially offset by the effect of the reversal of reserves as a result of the favorable settlement of certain tax controversies.

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

DISCONTINUED OPERATIONS

The Company, formerly known as The Charter Company, was engaged in petroleum marketing operations, and in 1992 sold substantially all of the remaining such operations without material gain or loss. The Company continues to sell the few remaining assets of the discontinued operations whenever possible and to resolve remaining claims and liabilities. (See Note 10.)


The financial position of the discontinued operations is presented in the balance sheets under the caption "Net liabilities related to discontinued operations." Included in such amounts are certain allowances for estimated expenses related to environmental matters and disputed claims relating to the reorganization in 1986 under Chapter

11 of the Bankruptcy Code. These allowances totaled approximately $12,194,000 and $20,368,000 at December 31, 1995 and 1994, respectively. (See Note 10.)

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes, environmental clean-up assessments, damages from alleged dioxin contamination and other matters. Some of the parties involved in such actions seek damages in very large amounts. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes based upon its current knowledge of the facts and circumstances and its understanding of the applicable law that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the allowances described above and the Company's coverage under an insurance-type indemnity agreement which covers up to $35 million of certain such liabilities in excess of a threshold amount of $25 million, subject to certain adjustments. Substantial portions of such allowances and indemnity are intended to cover environmental costs associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the allowances by more than $50 million, a substantial portion of which would be covered by the indemnity discussed above. (See Note 10.)

In 1993, the Company had a net loss from discontinued operations of $3,971,000 after an income tax benefit of $2,529,000. This loss resulted primarily from the premium paid for the insurance-type indemnity described above.

EXTRAORDINARY ITEM

In connection with the early extinguishment of certain indebtedness in 1993, the Company recorded an extraordinary loss of $2,022,000 (net of a tax benefit of $1,287,000) from the write-off of remaining unamortized discount and debt issuance costs.

FINANCIAL CONDITION

The Company's operations require the production of entertainment product and the acquisition of distribution rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $436,373,000 and $444,475,000 in 1995 and 1994, respectively. The cost of producing network television programming is largely funded through the receipt of the related network license fees. The deficit financing of its network programming and the cost of other production and acquisition activities is funded through the Company's operating cash flow and borrowings under its credit arrangements.

In connection with the Merger, the Company in October 1993 issued 13,362,215 shares of the Company's Common Stock to BEC in exchange for 3,652,542 shares of BEC common stock. The BEC shares were subsequently resold, with the Company realizing approximately $100,445,000 in proceeds. The Company subsequently used the proceeds to redeem, pay or prepay all its subordinated debt and a substantial portion of its bank debt. (See Notes 2, 4 and 6.) The Company borrowed the funds required to complete the Merger in the second quarter of 1994.

The Company's principal credit agreement is with Viacom (the "Viacom Facility"). (See Note 4.) The Viacom Facility provides for a three-year term loan facility of $100,000,000 which funded the Company's acquisition of Republic and a revolving credit facility of $140,000,000 (increased in November 1995 from $100,000,000) to fund the Company's working capital and other requirements. Viacom has agreed to provide a further increase of up to $115,000,000 in the amount available under the Viacom Facility and it is anticipated that an amendment reflecting such increase will be executed.

A wholly-owned subsidiary of VIEL has a multi-currency credit agreement for $100,000,000 with a bank in the U.S. (the "Credit Agreement"). As of December 31, 1994, the Company had $5,816,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of entertainment product. There were no letters of credit outstanding under the Credit Agreement at December 31, 1995. Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due March 31, 1997. (See Note 4.)

Another wholly-owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom, which the Company has guaranteed. The UK Facility matures in 2005. (See Note 4.) As of December 31, 1995, the Company had approximately $2,200,000 in letters of credit outstanding under the UK Facility to guarantee its purchases of entertainment product. Letters of credit outstanding under this facility at December 31, 1994 were not material.

As a result of the merger of BEC into Viacom in September 1994, Viacom currently owns approximately 75% of the Company's Common Stock. Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

Viacom is exploring the sale of the Company. Viacom also has indicated its intent to acquire the Company's interest in VIE in connection with such sale. An independent committee of the Company's board of directors has been formed to negotiate the terms of any proposed VIE transaction. The following table summarizes the revenue and earnings (loss) before interest, taxes, depreciation and amortization ("EBITDA") from the operations of VIE:


                           THREE MONTHS ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
- -------------------------------------------------------------------------------------------
                               1995             1994              1995             1994
- -------------------------------------------------------------------------------------------

              REVENUE         $103,778          $149,576         $212,237          $183,394
              EBITDA             2,096             9,766          (14,380)           13,548




The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company expects to have sufficient resources available from the cash provided by operating activities and that available under its credit facility, including the anticipated amendment to the Viacom Facility, to meet its ongoing plans for the production and acquisition of entertainment product and to take advantage of internal and external development and growth opportunities. A change in control of the Company, which would result from a sale of the Company (see Note 1), constitutes an event of default under the Viacom Facility and would accelerate any outstanding borrowings under the Viacom Facility. The Company expects the resolution of these matters would be negotiated in connection with any proposed sale of the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS


In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation," both effective for fiscal years beginning after December 15, 1995. Management does not anticipate either statement will have a material effect on the Company's results of operations or financial condition. (See Notes 1 and 6.)

In 1994, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 94-6, "Disclosure of Certain Significant Risks and Uncertainties," effective for fiscal years ending after December 15, 1995. The Company adopted SOP 94-6 in the accompanying financial statements. (See Note 1.)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX

                                                                                 PAGE
                                                                                 ----

Report of Independent Accountants:
    Years Ended December 31, 1995 and 1994                                        24

Report of Independent Public Accountants:
    Year Ended December 31, 1993                                                  25

Consolidated Balance Sheets:
   December 31, 1995 and 1994                                                     26

Consolidated Statements of Operations:
   Years ended December 31, 1995, 1994 and 1993                                   27

Consolidated Statements of Changes in Shareholders' Equity:
   Years ended December 31, 1995, 1994 and 1993                                   28

Consolidated Statements of Cash Flows:
   Years ended December 31, 1995, 1994 and 1993                                   29

Notes to Consolidated Financial Statements                                        30

    "Selected Quarterly Financial Data" has been included in Note 13 to the Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF SPELLING ENTERTAINMENT GROUP INC.

We have audited the accompanying consolidated balance sheets of Spelling Entertainment Group Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the years then ended. These financial statements and the financial statement schedule for the years ended December 31, 1995 and 1994 listed in the index at Item 14 (a) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Spelling Entertainment Group Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                PRICE WATERHOUSE LLP

Los Angeles, California
February 6, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SPELLING ENTERTAINMENT GROUP INC.

We have audited the accompanying consolidated balance sheet of Spelling Entertainment Group Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1993 (not presented herein), and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements and the schedule for the year ended December 31, 1993 listed in the index at Item 14 (a) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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


                                                 ARTHUR ANDERSEN LLP

Los Angeles, California
February 1, 1994

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          December 31,
                                                                  --------------------------

                                                                     1995           1994
                                                                  -----------    -----------

ASSETS:
Cash and cash equivalents                                         $    20,678    $    22,400
Accounts receivable, net                                              236,812        242,127
Entertainment product, net                                            428,840        325,643
Property and equipment, net                                            25,757         16,161
Other assets                                                           20,102         19,678
Intangible assets, net                                                387,481        400,751
                                                                  -----------    -----------

                                                                  $ 1,119,670    $ 1,026,760
                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable, accrued expenses and other liabilities          $    87,090    $   101,484
Accrued participation expense                                         111,818         83,493
Deferred revenue                                                       19,362         11,275
Bank and other debt                                                   305,676        248,853
Income and other taxes                                                 21,040         24,355
Net liabilities related to discontinued operations                     15,754         27,061
                                                                  -----------    -----------

        TOTAL LIABILITIES                                             560,740        496,521
                                                                  -----------    -----------


Minority Interest                                                         410          1,792

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY:
   Preferred Stock                                                       --             --
   Common Stock, $.001 and $0.10 par value, respectively,
      - 300,000,000 shares authorized
      - 89,683,378 and 87,983,329 shares issued and outstanding            90          8,798
   Capital in excess of par value                                     571,244        546,843
   Accumulated deficit                                                (11,914)       (27,287)
   Cumulative translation adjustment                                     (900)            93
                                                                  -----------    -----------

     TOTAL SHAREHOLDERS' EQUITY                                       558,520        528,447
                                                                  -----------    -----------

                                                                  $ 1,119,670    $ 1,026,760
                                                                  ===========    ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Year ended December 31,
                                                        -----------------------------------
                                                          1995         1994         1993
                                                        ---------    ---------    ---------

Revenue                                                 $ 664,387    $ 599,839    $ 274,899
Costs and Expenses:
   Entertainment product costs                            519,550      483,527      201,449
   Selling, general and administrative                    102,302       65,569       33,723
                                                        ---------    ---------    ---------
                                                          621,852      549,096      235,172
                                                        ---------    ---------    ---------
Operating Income                                           42,535       50,743       39,727

Interest income                                             2,444        2,249        4,808
Interest expense                                          (16,160)      (8,537)      (7,872)
Other, net                                                     91           28           52
                                                        ---------    ---------    ---------
Income from continuing operations
   before income taxes and minority interest               28,910       44,483       36,715
Provision for income taxes                                (13,771)     (19,695)     (13,056)
                                                        ---------    ---------    ---------
Income from continuing operations before
   minority interest                                       15,139       24,788       23,659
Minority interest                                           1,382         (680)        --
                                                        ---------    ---------    ---------
Income from continuing operations                          16,521       24,108       23,659
Loss from discontinued operations, net                       --           --         (3,971)
                                                        ---------    ---------    ---------

Income before extraordinary item                           16,521       24,108       19,688
Extraordinary item, net                                      --           --         (2,022)
                                                        ---------    ---------    ---------

Net Income                                                 16,521       24,108       17,666
Preferred dividends                                          --           --           (724)
                                                        ---------    ---------    ---------

Net income applicable to common stock                   $  16,521    $  24,108    $  16,942
                                                        =========    =========    =========

Average number of common and common equivalent shares      88,458       74,377       54,253
                                                        =========    =========    =========

Income (loss) per common
   and common equivalent share:
   Continuing operations                                $    0.19    $    0.32    $    0.42
   Discontinued operations                                   --           --          (0.07)
   Extraordinary item                                        --           --          (0.04)
                                                        ---------    ---------    ---------
   Net income per common and common equivalent share    $    0.19    $    0.32    $    0.31
                                                        =========    =========    =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)



                                           Common Stock         Capital In                   Cumulative         Total
                                    -----------------------     Excess of    Accumulated    Translation     Shareholders'
                                       Number     Par Value     Par Value      Deficit       Adjustment        Equity
                                    ----------     --------    ----------    ----------       ----------    ----------

Balance December 31, 1992           50,841,392     $  5,084    $  242,279    $  (58,803)      $     --      $  197,560 (a)
Preferred stock redemption                --           --            --            --               --          (9,000)(a)
Exercise of options                    301,231           30         1,436          --               --           1,466
Issuance of stock                   13,362,215        1,336        99,109          --               --         100,445
Pension liability adjustment, net         --           --            --          (5,217)            --          (5,217)
Cash dividends paid or accrued:
   Preferred Stock                        --           --            --            (724)            --            (724)
   Common Stock                           --           --            --          (4,342)            --          (4,342)
Net income                                --           --            --          17,666             --          17,666
                                    ----------     --------    ----------    ----------       ----------    ----------

Balance December 31, 1993           64,504,838        6,450       342,824       (51,420)            --         297,854
Exercise of options                  1,463,429          147         8,218          --               --           8,365
Pension liability adjustment, net         --           --            --             380             --             380
Cash dividends paid or accrued:
   Common Stock                           --           --            --          (4,334)            --          (4,334)
Merger with Republic                      --           --          (6,670)         --               --          (6,670)
Acquisition of VIE                  22,015,062        2,201       202,471          --               --         204,672
Unrealized holding gain, net              --           --            --           3,979             --           3,979
Cumulative translation adjustment         --           --            --            --                 93            93
Net income                                --           --            --          24,108             --          24,108
                                    ----------     --------    ----------    ----------       ----------    ----------
Balance December 31, 1994           87,983,329        8,798       546,843       (27,287)              93       528,447

Exercise of options
    and warrants                     1,700,049           36        11,339          --               --          11,375
Pension liability adjustment, net         --           --            --             829             --             829
Income tax benefit related to
    stock options                         --           --           4,318          --               --           4,318
Change in par value as a
    result of reincorporation             --         (8,744)        8,744          --               --            --
Unrealized holding loss, net              --           --            --          (1,977)            --          (1,977)
Cumulative translation adjustment         --           --            --            --               (993)         (993)
Net income                                --           --            --          16,521             --          16,521
                                    ----------     --------    ----------    ----------       ----------    ----------
Balance December 31, 1995           89,683,378     $     90    $  571,244    $  (11,914)      $     (900)   $  558,520
                                    ==========     ========    ==========    ==========       ==========    ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

(a) Includes 9,000 shares of preferred stock at $9,000,000 which were redeemed in 1993.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Year ended December 31,
                                                                               -----------------------------------------------
                                                                                 1995               1994                1993
                                                                               ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  16,521          $  24,108          $  17,666
   Adjustments to reconcile net income to cash flows
       from operating activities:
      Depreciation and amortization                                               16,103             10,125              4,855
      Amortization of entertainment product costs                                345,947            397,320            177,748
      Additions to entertainment product costs                                  (436,373)          (444,475)          (215,017)
      Loss on extinguishment of debt                                                --                 --                3,309
      (Increase) decrease in accounts receivable                                   5,652           (110,902)           (11,257)
      Increase (decrease) in accounts payable,
         accrued expenses, other liabilities and income taxes                    (12,321)            58,011              3,898
      Increase (decrease) in accrued
         participation expense                                                    17,550              6,025            (34,015)
      Increase (decrease) in deferred revenue                                      8,090             (3,697)             3,147
      Other, net                                                                  (5,429)            (4,622)               917
                                                                               ---------          ---------          ---------
                                                                                 (44,260)           (68,107)           (48,749)
                                                                               ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Merger with Republic, net of cash acquired                                       --             (102,299)              --
   Cash acquired in acquisition of VIE                                              --                2,197               --
   Sale of discontinued operations properties                                       --                2,703               --
   Purchases of property and equipment                                           (15,699)            (6,705)              (966)
   Changes in net liabilities related to
      discontinued operations                                                     (9,961)            (8,696)             1,653
                                                                               ---------          ---------          ---------
                                                                                 (25,660)          (112,800)               687
                                                                               ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the credit facilities                                         96,696            275,003             43,000
   Repayments of credit facilities                                               (39,873)           (88,409)          (106,218)
   Cash dividends paid on Common and Preferred Stock                                --               (4,334)            (5,066)
   Issuances of Common Stock                                                      11,375              8,365            101,911
   Redemption of Preferred Stock                                                    --                 --               (9,000)
                                                                               ---------          ---------          ---------
                                                                                  68,198            190,625             24,627
                                                                               ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,722)             9,718            (23,435)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    22,400             12,682             36,117
                                                                               ---------          ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  20,678          $  22,400          $  12,682
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could subsequently differ from those estimates.

Assets and liabilities of international operations are translated at year end rates of exchange while results of operations are translated at average rates of exchange in effect for the applicable period. Translation gains or losses are shown as a separate component of Shareholders' Equity.

See Note 2 regarding the acquisition of Republic Entertainment Inc. (formerly Republic Pictures Corporation, together with its subsidiaries, "Republic") and Virgin Interactive Entertainment Limited ("VIEL," together with its subsidiaries, "VIE").

Until March 31, 1993, American Financial Corporation and subsidiaries ("AFC") owned 24,594,215 shares (48%) of the Company's common stock, $.10 par value ("Common Stock"), and 9,000 shares (100%) of the Company's preferred stock, $.10 par value ("Preferred Stock"); at that date, AFC sold the shares of Common Stock to Blockbuster Entertainment Corporation ("BEC"). Subsequently, BEC increased its ownership to 67,673,702 shares of the Company's Common Stock. (See Note 6.) On September 29, 1994, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, Viacom currently owns approximately 75% of the Company's Common Stock.

Effective May 26, 1995, the Company changed its place of incorporation from Florida to Delaware by merging into a newly-formed Delaware corporation. As a result of the Company's reincorporation, each share of the Company's common stock then issued was converted into and exchanged for one share of common stock, par value $.001 per share, of the Delaware corporation. There was no change in the business, properties or management of the Company as a result of this reincorporation.

Viacom is exploring the sale of the Company. Viacom also has indicated its intention to acquire the Company's interest in VIE in connection with such sale. An independent committee of the Company's board of directors has been formed to negotiate the terms of any proposed VIE transaction.

CASH AND CASH EQUIVALENTS. Cash equivalents consist of interest-bearing securities with original maturities of less than ninety days.

ACCOUNTS RECEIVABLE, NET. Accounts receivable are net of allowances for doubtful accounts and returns of $30,357,000 and $35,218,000 at December 31, 1995 and 1994, respectively.

ENTERTAINMENT PRODUCT, NET. Entertainment product, net, includes production or acquisition costs (including advance payments to producers), capitalized overhead and interest, home video and interactive manufacturing costs, and prints, advertising and other related distribution costs expected to benefit future periods. These costs are amortized, and third-party participations and residuals are accrued, generally on an individual product basis in the ratio that current year gross revenue bears to estimated future gross revenue. Domestic syndication and basic cable revenue estimates are not included in estimated future gross revenue of television programming until such sales are probable.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Entertainment product, net, is stated at the lower of cost less amortization or estimated net realizable value. Estimates of total gross revenue, costs and participations are reviewed quarterly and revised as necessary. When estimates of total revenue and costs indicate that an individual product will realize an ultimate loss, additional amortization is provided to fully recognize such loss in that period.

PROPERTY AND EQUIPMENT, NET. The carrying values of property and equipment are based on cost, and provision for depreciation is made principally on the straight-line method over estimated useful lives, ranging from 5 to 10 years. Property and equipment are net of accumulated depreciation of $15,137,000 and $10,160,000 at December 31, 1995 and 1994, respectively.

OTHER ASSETS. Included in other assets is a common stock investment at a carrying value (at fair value) of $5,480,000 and $8,712,000 at December 31, 1995 and 1994, respectively. (Viacom owns a significant number of shares in the same company, accounted for under the equity method.) The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which became effective in 1994. This statement requires the Company to adjust the carrying value of this asset, which is classified as "available for sale" under the applicable provisions of SFAS No. 115, to fair market value based on its over-the-counter market price, with a corresponding adjustment, net of tax, to Shareholders' Equity. It is not clear that the Company could realize such a value if the investment were to be sold due to the low trading volume of such shares relative to the number of shares owned by the Company.

INTANGIBLE ASSETS, NET. Intangible assets represent the acquisition costs of Spelling Entertainment Inc., Republic and VIE in excess of the value of their identified net assets. (See Note 2.) These costs are being amortized on a straight-line basis over 40 years. Amortization expense relating to such intangible assets was $10,352,000, $7,144,000 and $3,825,000 for the three years ended December 31, 1995, respectively. Intangible assets are net of accumulated amortization of $28,023,000 and $17,671,000 at December 31, 1995 and 1994,
respectively. It is the Company's policy to evaluate the carrying value of such costs on a regular basis, and to recognize impairment if it becomes probable that such costs would not be recoverable. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company will be required to adopt in 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company does not anticipate the adoption of this statement will have a material effect on the Company's results of operations or financial condition.

DEFERRED REVENUE. A substantial portion of the network license fees related to television programming are received prior to the time the programming is completed or delivered to the network. Such fees, and other monies received prior to the time that the related entertainment product is available to the licensee, are recorded on the balance sheet as deferred revenue. Such amounts are normally repayable by the Company only if it fails to deliver the related product to the licensee.

REVENUE RECOGNITION. Revenue from licensing agreements covering entertainment product owned by the Company is recognized when the entertainment product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met. Long-term noninterest-bearing receivables arising from such agreements are discounted to present value. Prior to 1995, revenue from television distribution of entertainment product not owned by the Company was recognized as billed. In the first quarter of 1995, the Company conformed its accounting policies, with respect to SFAS No. 53, to those of Viacom.

Revenue from direct distribution of home video and interactive entertainment product is recognized, net of an allowance for estimated returns and discounts, together with related costs, in the period in which the product is shipped to the Company's customers.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

ACCOUNTING FOR ENVIRONMENTAL MATTERS. The allowances for estimated expenses and disputed claims reported in Note 10 include accruals for environmental liabilities, including anticipated remediation costs of properties held for sale. Such accruals are determined independently of the estimated net realizable value of any related asset, and are recorded without discount or offset for either (i) time value of money prior to the anticipated date of payment, or (ii) expected recoveries from insurance or contribution claims against unaffiliated entities. The allowances are reviewed quarterly and revised as necessary.

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

Immediately prior to the Merger, BEC owned 2,550,000 shares of Republic Common Stock and warrants to purchase 810,000 additional shares of Republic Common Stock at an exercise price of $11.50 per share. In accordance with the terms of the Merger, the Company purchased the 2,550,000 shares of Republic Common Stock from BEC for $33,150,000, and the warrants owned by BEC were converted into warrants to purchase 1,337,148 shares of the Company's Common Stock at an exercise price of $6.97 per share. Certain other parties held warrants to purchase 500,000 shares of Republic Common Stock at an exercise price of $12.50 per share. In accordance with the terms of the Merger, these warrants were converted into warrants to purchase 825,400 shares of the Company's Common Stock at an exercise price of $7.57 per share, of which 725,400 were exercised in December 1995. (See Note 6.)

On July 30, 1994, the Company and BEC entered into an exchange agreement (the "Exchange Agreement") and consummated the transactions contemplated thereby (the "Acquisition"). Pursuant to the Exchange Agreement, BEC delivered to the Company 8,686,984 ordinary shares (the "Ordinary Shares") of VIEL and an option to acquire 550,000 Ordinary Shares of VIEL (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. BEC had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 91% of VIEL's Ordinary Shares. (See Note 6.)

In connection with the Acquisition, the Company also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, the Company may acquire, or be required by Blockbuster Entertainment Group, a division of Viacom ("BEG"), to purchase, these shares from BEG at an agreed-upon price. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. On June 8, 1995, BEG acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. BEG and the Company have executed amendments to extend the put- and call-option agreements, which originally expired in July 1995, through May 5, 1996. See Note 1 regarding the potential sale of VIE to Viacom.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The Company has accounted for the Merger and the Acquisition under the purchase method of accounting. However, with respect to the Merger, the Company has recorded an adjustment of $6,670,000 to Shareholders' Equity to reflect the excess of the cash consideration paid for BEC's ownership interest in Republic Common Stock (see above) over BEC's carrying value for such interest. (See Note 6.) Further, because BEC controlled both the Company and VIE at the time of the Acquisition, the Company's purchase price for the VIE Interests has been determined by reference to the purchase price paid by BEC for the VIE Interests.

The assets and liabilities of Republic and VIE are included in the accompanying consolidated balance sheets as of December 31, 1995 and 1994 at fair value, with the differences between the total purchase price and such fair values being included in intangible assets. The excess of the purchase price over net assets and liabilities acquired is being amortized on a straight-line basis over forty years.

The results of operations of Republic since April 26, 1994, and the results of operations of VIE since July 30, 1994, are included in the accompanying consolidated statements of operations. The following table presents the unaudited pro forma results of operations assuming that the Merger and the Acquisition had both occurred on January 1, 1993 (in thousands, except per share amounts).

                                                               YEAR ENDED DECEMBER 31,
                                                             --------------------------
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

3. ENTERTAINMENT PRODUCT, NET

Entertainment product, net, is comprised of the following at December 31 (in thousands):


                                                           1995              1994
                                                          --------         --------
                Entertainment product:
                   Released                               $172,051         $162,147
                   In process and other                    127,887           53,615
                Entertainment product rights               128,902          109,881
                                                          --------         --------
                                                          $428,840         $325,643
                                                          ========         ========



Entertainment product rights include advances to producers for distribution rights and other entertainment product not produced by the Company.

Based on the Company's estimates of future gross revenue as of December 31, 1995, approximately 70% of unamortized released entertainment product and entertainment product rights will be amortized during the three years ending December 31, 1998.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.   DEBT

Debt consisted of the following at December 31 (in thousands):

                                                         1995            1994
                                                       --------        --------
Viacom Facility, average interest
   at 6.9% at December 31, 1995                        $210,000        $181,805
Credit Agreement, average interest
   at 6.7% at December 31, 1995                          95,646          54,313
UK Facility, interest
   at 8.0% at December 31, 1995                              30           8,943
Other credit facilities                                       -           3,792
                                                       --------        --------
                                                       $305,676        $248,853
                                                       ========        ========




In January 1994, the Company entered into a three-year credit agreement with BEC. As a result of the merger of BEC with and into Viacom, Viacom succeeded to BEC's position under the credit agreement (the "Viacom Facility"). This agreement was amended and restated in January 1995 to reflect certain amendments to the facility which were effective as of December 7, 1994, including a $25,000,000 increase in the amount available under the facility. In November 1995, the agreement was again amended to provide a further $40,000,000 increase in the amount available under the Viacom Facility. The Viacom Facility, as amended, provides for (i) a term loan of $100,000,000 which funded the Company's merger with Republic (see Note 2) and (ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings mature on March 31, 1997. Viacom has agreed to provide a further increase of up to $115,000,000 in the amount available under the Viacom Facility and it is anticipated that an amendment reflecting such increase will be executed.

Under the Viacom Facility, the Company pays an annual fee (currently 0.3125%) based on the unused portion of the facility, as well as certain facility and administration fees, all based on the similar fees payable by Viacom under its separate credit facilities. Interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread (currently 1.0%) or at prime rate; both rates are principally determined by reference to the corresponding rates payable by Viacom under its separate credit facilities. Borrowings under the Viacom Facility are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Facility may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. Borrowings under the Viacom Facility will be accelerated in the event of a "change in control," as defined in the Viacom Facility, of the Company. (See Note 1.)

On December 23, 1993, a wholly-owned subsidiary of VIEL established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Acquisition, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by BEC (now Viacom). During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000 and the term was extended to March 31, 1997. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. As of December 31, 1994, the Company had approximately $5,816,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product. There were no letters of credit outstanding under the Credit Agreement at December 31, 1995.

On September 8, 1993, another wholly-owned subsidiary of VIEL established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Following the Acquisition, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. (See Note 2.) Advances under the credit facility bear interest at the bank's prime rate plus 1.5%. The UK Facility matures on April 30, 2005. As of December 31, 1995, the Company had approximately $2,200,000 in letters of credit outstanding under the UK Facility to guarantee its purchases of entertainment product. Letters of credit outstanding under this facility at December 31, 1994 were not material.

As of December 31, 1994, the Company had several other credit facilities, all of which were paid off and terminated during the first quarter of 1995. As of December 31, 1993, the Company had a credit facility with a group of banks. This facility was terminated in January 1994 when the Company entered into the Viacom Facility. In 1993, the Company redeemed, paid or prepaid all of its subordinated debt and a substantial portion of its bank debt. (See Note 5.)

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

The Company made cash interest payments of $13,514,000 in 1995, $8,436,000 in 1994 and $7,800,000 in 1993.

At December 31, 1995, the carrying value of all of the Company's debt approximated fair value.

5. EXTRAORDINARY ITEM

For the year ended December 31, 1993, the Company recorded an extraordinary loss of $2,022,000, net of a benefit for income taxes of $1,287,000, as a result of the write-off of unamortized discount and debt issuance costs relating to the early extinguishment of certain indebtedness. (See Note 4.)

6. SHAREHOLDERS' EQUITY

PREFERRED STOCK. At December 31, 1995 and 1994, there were 20,000,000 shares of Preferred Stock authorized but none outstanding. In November 1993, the Company redeemed all 9,000 shares then outstanding of the Series A Preferred Stock, with a dividend yield of 9% and a liquidation value of $1,000 per share.

COMMON STOCK. Effective May 26, 1995, in connection with the reincorporation of the Company in Delaware, the par value of its Common Stock was reduced from $0.10 per share to $0.001 per share. The Company recorded an adjustment of $8,744,000 to Common Stock in order to reflect this reduction, with a corresponding increase to Capital in Excess of Par Value. (See Note 1.)

The Company declared and paid cash dividends on its Common Stock of $.06 and $.08 for the years ended December 31, 1994 and 1993, respectively. Dividends were discontinued by the Board of Directors as of the fourth quarter of 1994.

At the Company's Annual Meeting of Shareholders on May 18, 1994, the shareholders approved an increase in the number of authorized shares of the Company's Common Stock from 200,000,000 to 300,000,000.

See Note 2 regarding the existence of certain warrants to purchase 1,437,148 shares of Common Stock.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

SALE OF COMMON STOCK. In October 1993, in connection with the negotiation of the Merger (see Note 2.), the Company sold 13,362,215 shares of its Common Stock to BEC in exchange for 3,652,542 shares of BEC's common stock. The BEC shares were subsequently sold, with the Company realizing approximately $100,445,000 in cash proceeds.

ISSUANCE OF COMMON STOCK. See Note 2 regarding the issuance of 22,015,062 shares of the Company's Common Stock in connection with the acquisition of VIE.

CAPITAL IN EXCESS OF PAR VALUE. See Note 2 regarding adjustments to the accumulated deficit related to the acquisition of Republic Common Stock from BEC. An adjustment of $4,318,000 has been recorded to Capital in Excess of Par Value to reflect the tax benefit obtained by the Company with respect to nonqualified stock options exercised by its employees. (See Note 10.)

ACCUMULATED DEFICIT. See Note 10 regarding adjustments to the accumulated deficit related to the Company's pension plan and Note 1 regarding adjustments related to a common stock investment.

STOCK OPTIONS. The Company has stock option plans under which both incentive and nonqualified stock options may be granted to certain key employees and directors to purchase up to approximately five million shares of Common Stock. Options may be granted at a price not less than the fair value of the underlying Common Stock on the date of grant, in the case of incentive stock options, or 50% thereof, in the case of nonqualified options. Each option may be granted subject to various terms and conditions established on the date of grant, including exercise and expiration dates; provided, however, that all options will expire no later than ten years from their date of grant. The options typically become exercisable at the rate of 20% or 25% annually, beginning one year after the date of grant. Stock option data follows:

                                           1995                               1994                             1993
                                  ---------------------------       ----------------------------    ------------------------------
                                                Option Prices                      Option Prices                  Option Prices
                                   Shares       Per Share             Shares          Per Share        Shares        Per Share

Outstanding at January 1          5,648,669   $0.12 - $19.28         3,749,262   $ 3.38 - $19.28     1,130,481     $ 3.00 - $19.28
     Granted                      1,675,000   $9.13 - $11.88         3,384,181   $ 0.12 - $10.38     3,141,480     $ 6.00 - $ 7.34
     Exercised                     (974,649)  $0.12 - $ 9.99        (1,463,429)  $ 3.38 - $ 9.99      (301,231)    $ 3.00 - $ 9.88
     Terminated                    (589,802)  $4.50 - $10.75           (21,345)  $ 5.93 - $ 6.74      (221,468)    $ 3.38 - $ 8.38
                                  ---------                         ----------                       ---------
Outstanding at December 31        5,759,218   $0.12 - $19.28         5,648,669   $ 0.12 - $19.28     3,749,262     $ 3.38 - $19.28
                                  =========                         ==========                       =========
Exercisable at December 31        2,694,082   $0.12 - $19.28         1,069,847   $ 3.38 - $19.28       785,780     $ 3.38 - $19.28
                                  =========                         ==========                       =========
Available for grant at

  December 31                     3,158,343                          4,380,542                         579,207
                                  =========                         ==========                       =========



In connection with the Merger and the Acquisition, the Company converted outstanding options under the respective stock option plans of Republic and VIE to options to purchase the Company's Common Stock, which are included in options granted in the 1994 table above.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Options to acquire ordinary shares of VIE were converted into the right to receive, upon payment of the adjusted exercise price, shares of the Company's Common Stock. A conversion ratio of 2.4022 was determined based on the relative fair values of the ordinary shares to the shares of the Company's Common Stock at that time. The exercise price of VIE options was adjusted by dividing by the conversion ratio.

The times at which the previously outstanding Republic and VIE options may be exercised remains unchanged. No additional options may be granted pursuant to the pre-existing Republic and VIE plans, and the issuance of options to acquire the Company's Common Stock to Republic and VIE plan participants did not reduce the amounts available under the Company's current plans.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans as an alternative to the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25. Companies that do not elect the new method of accounting for 1996 will be required to provide proforma disclosures as if the fair value based method had been applied for the current period and prior comparable period. The Company intends to adopt SFAS No. 123 by providing the pro forma disclosures.

7. BENEFIT PLANS

Effective January 1, 1993, the Company adopted a 401(k) Contribution Plan (the "Plan"). Expenses under the various employee retirement plans were $1,494,000, $1,564,000 and $915,000 for the three years ended December 31, 1995, 1994 and 1993, respectively. The Company's matching contribution to the Plan and its discretionary profit-sharing contributions to the Plan are made in cash and are restricted to investment in the Company's Common Stock, which is purchased by the Plan's trustee in the open market.

A significant number of the Company's production employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed approximately $9,044,000, $8,771,000 and $4,259,000 to such plans for the three years ended December 31, 1995, 1994 and 1993, respectively.

The FASB has issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits" (effective in 1994). The Company does not provide any postemployment benefits.

8. RELATED PARTY TRANSACTIONS

See Note 4 regarding the Company's credit facility with Viacom and Viacom's guarantee of the Company's credit agreement with a bank. The Company was charged interest and fees by Viacom of $13,558,000 and $3,016,000

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

for the years ended December 31, 1995 and 1994, respectively. The Company was charged interest and fees by BEC of $4,787,000 for the year ended December 31, 1994.

See Note 6 regarding the Company's sale and issuance of Common Stock to BEC in 1994 and 1993, respectively.

From their issuance in May 1991 until their repayment in October 1993, a director of the Company held $18,287,500 principal amount of the Company's 10% Senior Subordinated Notes. The Company paid $1,791,000 in interest on these obligations during 1993.

During 1993, the Company paid AFC a premium of $5,000,000 for an insurance-type indemnity against up to $35,000,000 of certain costs it may have to pay in excess of $25,000,000, subject to certain adjustments, in resolving environmental and bankruptcy related claims through March 31, 2005. (See Note 10.)

AFC provided the Company with management services during early 1993 for which the Company was charged $1,283,000. BEC, and subsequently BEG, provided similar services to the Company in 1993, 1994 and 1995, for which the Company was charged $380,000, $500,000 and $600,000, respectively. As of December 31, 1995 the Company had a net payable to Viacom of $1,264,000 with respect to these and other expenses.

During 1995, 1994 and 1993, the Company sold home video and interactive entertainment product to BEG. Additionally, prior and subsequent to the merger of BEC into Viacom, the Company licensed certain entertainment product to (i) Showtime Networks Inc., a subsidiary of Viacom, (ii) certain television stations owned by Viacom, and (iii) USA Network and Sci-Fi Channel in which Viacom has equity interests. For the three years ended December 31, 1995, these transactions are not material.

Republic has entered into agreements with, and in certain cases has advanced funds to, BEG, Showtime and Viacom to distribute certain of their productions in the home video market.

The Company has entered into agreements with Paramount Pictures Corporation ("Paramount") with respect to the domestic distribution of two of the Company's upcoming feature film releases, "Night Falls on Manhattan" and "Stephen King's Thinner," in the theatrical, non-theatrical and pay television markets.

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and its affiliates, including BEG, Showtime, Nickelodeon and Paramount.

9. INCOME TAXES

The provision for income taxes for continuing operations, discontinued operations and extraordinary item for each of the three years ended December 31 include (in thousands):

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                          1995          1994          1993
                                        --------      --------      --------
Continuing operations:
   Federal                               $12,032       $11,305       $ 5,643
   Foreign                                 3,002         6,494         5,023
   State and local                        (1,263)        1,896         2,390
                                         -------       -------       -------
                                          13,771        19,695        13,056
                                         -------       -------       -------
Discontinued operations:
   Federal                                    --            --        (2,139)
   State and local                            --            --          (390)
                                         -------       -------       -------
                                              --            --        (2,529)
                                         -------       -------       -------
Extraordinary item:
   Federal                                    --            --        (1,088)
   State and local                            --            --          (199)
                                         -------       -------       -------
                                              --            --        (1,287)
                                         -------       -------       -------
       Total                             $13,771       $19,695       $ 9,240
                                         =======       =======       =======

In 1995, an income tax benefit attributable to employee stock option transactions was allocated to shareholders' equity. (See Note 6.)

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

The temporary differences and tax attribute carryforwards which gave rise to deferred tax assets and liabilities at December 31, 1995 and 1994 were as follows (in thousands):

                                                         1995            1994
                                                       --------        --------
Deferred Tax Assets:
   Discontinued operations allowances                  $  6,461        $  9,286
   Accounts receivable                                    6,409           2,816
   Tax attribute carryforwards                           35,185          37,281
   Pension liability adjustment                           2,231           3,027
   Other, net                                             6,673              --
                                                       --------        --------
                                                         56,959          52,410
   Valuation allowance                                  (29,144)        (27,219)
                                                       --------        --------
                                                       $ 27,815        $ 25,191
                                                       ========        ========
Deferred Tax Liabilities:
   Entertainment product, net                          $ 20,746        $ 23,112
   Revenue recognition                                   18,753           8,880
   Unrealized holding gain                                1,397           2,770
   Other, net                                             4,069           5,223
                                                       --------        --------
                                                       $ 44,965        $ 39,985
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

The increase in the valuation allowance in 1994 was caused by the acquisition of VIE, which had previously recorded an allowance in the amount of $2,153,000, which the Company has determined is reasonable.

The further increase in the valuation allowance during 1995 was due to the Company's determination that certain additional tax attribute carryforwards recorded in 1995 are not realizable under a more likely than not standard, partially offset by a reduction in the valuation allowance attributable to the expiration of certain foreign tax credit carryforwards during the year.

The components of income from continuing operations before the provision for income taxes in 1995, 1994 and 1993 were as follows (in thousands):

                                 1995          1994         1993
                                 ----          ----         ----
            Domestic           $19,094       $27,503       $21,300
            Foreign              9,816        16,980        15,415
                               -------       -------       -------
                               $28,910       $44,483       $36,715
                               =======       =======       =======

The primary reasons for the effective tax rates on the income from continuing operations differing from the statutory federal tax rates for each of the three years ended December 31 are summarized as follows:

                                                         1995    1994    1993
                                                         ----    ----    ----
     Federal tax rate                                      35%     35%     35%
        Amortization of intangible assets                  13       6       4
        Adjustment of valuation allowance and
            other reserves                                 (6)    --      (11)
        State and local taxes, net of available
            federal income tax benefits                     5       4       4
        Foreign taxes, net of available
            federal income tax benefit                    --      --        5
        Foreign sales corporation benefit                 --      --       (2)
        Other                                               1      (1)      1
                                                          ---     ---     ---
                                                           48%     44%     36%
                                                          ===     ===     ===

As of December 31, 1995, the Company had available net operating loss carryforwards of approximately $63,712,000, capital loss carryforwards of $4,829,000, foreign tax credit carryforwards of $5,217,000, investment tax credit carryforwards of $4,677,000 and AMT credit carryforwards of $3,963,000. The use of these attributes, which except for the AMT credit will expire in 1996 through 2007, is subject to certain limitations as a result of BEC's acquisition of a majority interest in the Company during 1993.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Total cash income tax payments were $11,798,000, $7,661,000 and $6,300,000, respectively for 1995, 1994 and 1993. In addition, the Company received $1,116,000 and $8,950,000 of income tax refunds during 1995 and 1994, respectively, the receipt of which had previously been accrued. However, the Company did recognize benefits of $1,740,000 and $547,000 during 1995 and 1994, respectively, as a result of the favorable resolution of certain tax controversies. Additionally, the Company is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Management believes that any required adjustments to the Company's tax liabilities resulting from such audits will not have a material adverse impact on its financial position or results of operations.

10.    DISCONTINUED OPERATIONS

All of the Company's former industry segments are reported as discontinued. For the year ended December 31, 1993, the Company reported a net loss from discontinued operations of $3,971,000, net of an income tax benefit of $2,529,000, primarily as a result of a one-time payment for an insurance-type indemnity agreement (see discussion below). This resulted in a net loss from discontinued operations of $0.07 per common and common equivalent share.

Net assets (liabilities) of discontinued operations which are held for disposition consisted of the following at December 31 (in thousands):

                                                        1995        1994
                                                      --------    --------

             Receivables, net                         $    608    $    608
             Property, plant and equipment, net          3,161       3,161
             Accounts payable and other                 (1,719)     (1,749)
             Pension liability                          (5,610)     (8,713)
             Allowances for estimated expenses
                and disputed claims                    (12,194)    (20,368)
                                                      --------    --------
                                                      $(15,754)   $(27,061)
                                                      ========    ========

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

(A) The Company and its insurers paid approximately $15.5 million and $33 million, respectively, over a ten year period to resolve government and private party actions arising from the alleged improper disposal by a subsidiary in 1971 of waste material, which later was determined to contain dioxin, at a number of sites in Missouri. The Company has written off its investment in the subsidiary. The Company filed an action against its insurers to secure coverage for the dioxin claims. In 1995 there was a final determination of that action, holding that the insurers had no further coverage obligation. The only remaining claim against the Company is by a codefendant, which also has spent substantial amounts in respect of the dioxin claims and which filed a $200,000 proof of claim in the Company's Chapter 11 proceedings in 1986. The Company believes it has defenses to such claim, and that future claims are unlikely.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

(B) The Company has had contact with various governmental agencies regarding possible contamination of soil and groundwater at six properties that are or have been owned or leased by the Company's subsidiaries. Private actions also have been brought or threatened with respect to such possible contamination at an additional two locations. Notification of possible responsibility has also been received regarding nine other sites where waste materials allegedly were delivered. The Company may be assessed for cleanup costs or damages under relevant environmental laws, and future claims could be asserted with respect to other properties. The Company's liability insurers have been placed on notice of many of these claims and have taken the position that there is no coverage under their policies. While the Company does not agree that coverage is not available under its past policies, there is no assurance that pending or future claims will be covered by such insurance. Although comprehensive evaluations of liability and of the extent of contamination have not been performed in all cases, the following claims are believed by the Company at this time to be potentially the most significant.

A subsidiary is engaged in the cleanup of a petroleum terminal property owned by the subsidiary in Tiverton, Rhode Island. The remaining cost could be in the range of $6.5 million, which is fully provided for in the allowances for estimated expenses for environmental matters. The subsidiary has filed a cost recovery action against two former owners of the terminal, and is continuing to investigate whether its insurers may be liable for a portion of the cost. A third former owner has resolved its potential liability at the site by agreeing to pay the Company $800,000.

In 1990, a subsidiary declined to join a settlement agreement among the United States, a state government and 15 companies regarding the Sullivan's Ledge superfund site in New Bedford, Massachusetts, based upon certain legal defenses and the belief that any liability the subsidiary may have should be less than a pro rata allocation among the settling parties. Under such agreement, the subsidiary would have been obligated to pay between $2 million and $3 million in cleanup costs. The subsidiary subsequently settled its liability to the United States separately for $215,000, but is appealing the requisite court approval thereof because the court did not determine whether such separate settlement provides a defense to a private cost recovery action filed by the 15 parties to the original agreement who are performing the cleanup.

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

While the results of such actions cannot be predicted with certainty, based upon its current knowledge of the facts and circumstances and its understanding of the applicable laws, the Company believes the ultimate resolution of these matters should not have a material adverse effect on its financial condition and its results of operations. This belief is also based upon (i) allowances that have been established for estimated expenses related to environmental matters and remaining Chapter 11 disputed claims (see table above), and (ii) an insurance-type indemnity agreement with AFC. Although there are significant uncertainties inherent in estimating environmental-related liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Joint Plan disputed claims would exceed the amount of the allowances by more than $50 million, a substantial portion of which would be covered by the AFC indemnity.

The AFC indemnity, which was agreed to in exchange for a one-time payment of $5 million expensed by the Company as part of discontinued operations in the first quarter of 1993, provides for the reimbursement to the Company of liabilities it may have to pay in resolving environmental and bankruptcy related claims through March 31,

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

In 1993, the Company recorded an additional minimum pension liability of $5,217,000 (net of a tax benefit of $3,321,000), with an offsetting charge to Shareholders' Equity, to reflect the adjustment to pension liability resulting from the reduction in the discount rate from 8.5% in 1992 to 7% in 1993. An increase in the discount rate to 8.25% resulted in an adjustment to reduce the additional minimum liability and related tax benefit with an offsetting credit to Shareholders' Equity of $380,000 in 1994. The additional minimum pension liability was further reduced in 1995 by $829,000 (net of a tax benefit adjustment of $519,000) with an offsetting credit to Shareholders' Equity.

The following table sets forth the plan's funded status and amounts recognized as of December 31 (in thousands):

                                                 1995           1994
                                               --------       --------

     Total projected benefit obligation        $(48,477)      $(44,313)
     Market value of assets                      41,890         35,600
                                               --------       --------
     Funded status                               (6,587)        (8,713)
     Transition asset                            (2,369)        (2,764)
     Unrecognized loss                            9,920         10,680
     Unrecognized prior service cost                  1              7
     Additional minimum liability                (6,575)        (7,923)
                                               --------       --------
     Accrued pension cost                      $ (5,610)      $ (8,713)
                                               ========       ========

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

Net pension costs for the years ended December 31, which were charged against net liabilities related to discontinued operations in the balance sheet, are as follows (in thousands):

                                          1995         1994         1993
                                         -------      -------      -------

     Service Cost                        $    --      $    --      $    43
     Interest Cost                         3,357        3,750        3,789
     Expected return on assets            (7,862)      (3,547)      (3,990)
     Net amortization and deferrals        4,911         (105)         391
                                         -------      -------      -------
     Pension expense                     $   406      $    98      $   233
                                         =======      =======      =======

The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 7%, 8.25% and 7% for the years ended December 31, 1995, 1994 and 1993, respectively. The expected long-term rates of return on assets were 8%, 8% and 9%, respectively. The plan assets are invested

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


primarily in fixed income securities. Included in the plan assets at December 31, 1993, was $5.5 million principal amount of AFC 12.25% debentures due 2003. This asset was sold in 1994.

11.    COMMITMENTS AND CONTINGENCIES

The Company continues to be involved in a number of legal and other actions including threatened claims and pending litigation. While the results of such actions cannot be predicted with certainty, based upon its current knowledge of the facts and circumstances and its understanding of the applicable laws, the Company believes that the ultimate resolution of all disputed claims, pending litigation and threatened claims will not have a material adverse effect on its financial condition or its results of operations. See Note 10 for contingencies relating to discontinued operations.

As of December 31, 1995, the Company had operating leases for offices and equipment. The rental expense, net of amounts capitalized, for the three years ended December 31, 1995 was $7.1 million, $4.2 million and $3.3 million, respectively. The future minimum annual rental commitments under non-cancelable operating leases, excluding renewal options, for the subsequent five years and thereafter for continuing operations are as follow (in thousands):

                    1996                                 $10,727
                    1997                                   8,530
                    1998                                   6,967
                    1999                                   5,644
                    2000                                   4,595
                    Thereafter                            32,161
                                                         -------
                        Total                            $68,624
                                                         =======

12.    INDUSTRY SEGMENTS

The Company's continuing business activities consist of one industry segment, the entertainment industry. The Company had revenue from one customer in 1995, 1994 and 1993 representing 15%, 15%, and 22% of revenue, respectively. The Company does not believe it has any significant concentration of credit risk with respect to its operations.

Revenue, operating profit and identifiable assets of the Company's international operations were not material related to consolidated amounts as of and for the year ended December 31, 1993. Due to the acquisition of VIE in 1994, international operations, primarily in Europe, have increased in significance related to the consolidated operations of the Company. Information with respect to the revenue, operating profit and identifiable assets by geographic area, as of and for the years ended December 31 follows (in thousands):

                                   United States          Europe            All Other             Total
                                   -------------        ----------         -----------        ------------
     1995
     REVENUE                           $530,706           $124,482            $ 9,199           $  664,387
     Operating income (loss)             56,018            (13,392)              ( 91)              42,535
     Identifiable assets                924,010            183,014             12,646            1,119,670

     1994
     REVENUE                           $499,115           $ 94,735            $ 5,989           $  599,839
     Operating income                    43,949              6,608                186               50,743
     Identifiable assets                824,698            188,438             13,624            1,026,760

Export sales for the years ended December 31, 1995, 1994 and 1993 totaled approximately $167,830,000, $120,903,000 and $97,813,000, respectively. Export sales to Europe for the years ended December 31, 1995, 1994 and 1993 were $86,462,000, $67,952,000 and $47,579,000, respectively.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents quarterly results of operations for the years ended December 31, 1995 and 1994 (in thousands, except per share data).

                                            1ST         2ND          3RD          4TH
1995                                      QUARTER      QUARTER      QUARTER      QUARTER
- ----                                    -----------  -----------  -----------  -----------

Revenue                                   $185,148     $135,332     $132,573     $211,334

Income from continuing
   operations, net                        $  7,271     $    880     $    613     $  7,757

Net income                                $  7,271     $    880     $    613     $  7,757

Net income per common
   and common equivalent share            $   0.08     $   0.01     $   0.01     $   0.09


                                            1ST         2ND          3RD          4TH
1994                                      QUARTER      QUARTER      QUARTER      QUARTER
- ----                                    -----------  -----------  -----------  -----------


Revenue                                   $80,413      $84,232      $136,744     $298,450

Income (loss) from continuing
   operations, net                        $ 6,854      $ 8,707      $   (531)    $  9,078

Net income (loss)                         $ 6,854      $ 8,707      $   (531)    $  9,078

Net income (loss) per common
   and common equivalent share            $  0.11      $  0.13      $  (0.01)    $   0.10

                        SPELLING ENTERTAINMENT GROUP INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             YEAR ENDED DECEMBER 31,
                                 (IN THOUSANDS)



                                                                        1995
- -------------------------------------------------------------------------------------------------------------------------
                                                                                                  Other
                                               Balance         Additions       Deductions       adjustments    Balance at
                                             at beginning       charged           from            during         end of
DESCRIPTION                                   of period        to income        reserves          period         period
- -------------------------------------------------------------------------------------------------------------------------

Deducted from accounts receivable
   for doubtful accounts and returns            $35,218          $38,131        $(43,750)        $   758          $30,357
Estimated expenses and
   disputed claims                              $20,368          $    --        $ (8,174)        $    --          $12,194

                                                                        1994
- --------------------------------------------------------------------------------------------------------------------------

Deducted from accounts receivable
   for doubtful accounts and returns            $ 4,983          $19,210        $ (5,888)        $16,913 (a)      $35,218
Estimated expenses and
   disputed claims                              $29,621          $    --        $ (9,253)        $    --          $20,368

                                                                        1993
- --------------------------------------------------------------------------------------------------------------------------

Deducted from accounts receivable
   for doubtful accounts                        $ 4,661          $ 1,008        $   (686)        $    --          $ 4,983
Estimated expenses and
   disputed claims                              $15,058          $ 1,040        $ (2,050)        $15,573 (b)      $29,621

(a)  Existing allowances at the dates of acquisition of Republic and VIE.

(b) During 1993, all allowances for disputed claims and other items were reclassed into estimated expenses and disputed claims.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by the following items will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference:

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)  Documents filed as part of this Report:
       1.  Financial Statements are included in Part II, Item 8.

       2.  Financial Statement Schedules:

           A. Selected Quarterly Financial Data is included in Note 13 to the Company's Consolidated Financial Statements

           B.  Schedules filed herewith for 1995, 1994 and 1993:

                                                                            PAGE

               I - Condensed Financial Information of Registrant
                   This schedule has been omitted since the debt which restricted net assets was repaid. (See Note 4.) The current debt agreement does not contain any restrictions in this regard; accordingly, the schedule is no longer relevant.

               II -  Valuation and Qualifying Accounts                       47

               All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Consolidated Financial Statements or the notes thereto.

       3.  Exhibits                                                          53

(b)  Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPELLING ENTERTAINMENT GROUP INC.

Date:  March 29, 1996                  By:    /s/ Peter H. Bachmann
                                              ---------------------------------
                                              Peter H. Bachmann
                                              Executive Vice President-
                                              Office of the President
                                              (Principal Executive Officer)

Date:  March 29, 1996                  By:    /s/ Thomas P. Carson
                                              ---------------------------------
                                              Thomas P. Carson
                                              Executive Vice President-
                                              Office of the President
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996                  By:    /s/ Sumner M. Redstone
                                              ---------------------------------
                                              Sumner M. Redstone
                                              Chairman of the Board

Date:  March 29, 1996                  By:    /s/ Aaron Spelling
                                              ---------------------------------
                                              Aaron Spelling
                                              Vice Chairman of the Board

Date:  March 29, 1996                  By:    /s/ Thomas P. Carson
                                              ---------------------------------
                                              Thomas P. Carson
                                              Executive Vice President-
                                              Office of the President,
                                              Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)

Date:  March 29, 1996                  By:    /s/ Kathleen Coughlan
                                              ---------------------------------
                                              Kathleen Coughlan
                                              Senior Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)



Date:  March 29, 1996                     By:   /s/ Philippe P. Dauman
                                                -------------------------------
                                                Philippe P. Dauman
                                                Director

Date:  March 29, 1996                     By:   /s/ J. Brian McGrath
                                                -------------------------------
                                                J. Brian McGrath
                                                Director

Date:  March 29, 1996                     By:   /s/ John L. Muething
                                                -------------------------------
                                                John L. Muething
                                                Director

                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS

NUMBER                EXHIBIT DESCRIPTION
- ------                -------------------

   2.1 Certificate of Merger merging Spelling Entertainment Group Inc. with and into Spelling Merger Corporation.

   3.1 Certificate of Incorporation of Spelling Merger Corporation (incorporated by reference to Spelling Entertainment Group Inc.'s Notice of Annual Meeting and Proxy Statement dated April 14, 1995).

   3.2 ByLaws of Spelling Merger Corporation (incorporated by reference to Spelling Entertainment Group Inc.'s Notice of Annual Meeting and Proxy Statement dated April 14,
                      1995).

  10.1 Amended and Restated Credit Agreement dated as of January 31, 1995, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc. (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K for fiscal year ended December 31, 1994).

  10.2 Amended and Restated Pledge and Security Agreement dated as of January 31, 1995, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc. (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-K for fiscal year ended December 31, 1994).

  10.3                Amended and Restated Copyright Mortgage and Assignment;
                      Power of Attorney dated as of January 31, 1995, by the Registrant and certain subsidiaries of the Registrant in favor of Viacom Inc. (incorporated by reference to Exhibit
                      4.3 to Registrant's Form 10-K for fiscal year ended December 31, 1994).

  10.4 Amendment 1 to Amended and Restated Credit Agreement dated as of November 28, 1995, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc.

  10.5 Second Amended and Restated Credit Agreement dated as of December 1, 1994 between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10(i) to Registrant's Form 10-Q for quarterly period ended June 30, 1995).

  10.6 First Amendment to Second Amended and Restated Credit Agreement dated March 31, 1995, between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10(ii) to Registrant's Form 10-Q for quarterly period ended June 30, 1995).

  10.7 Second Amendment to Second Amended and Restated Credit Agreement dated June 1, 1995, between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10(iii) to Registrant's Form 10-Q for quarterly period ended June 30, 1995).

                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS

NUMBER                EXHIBIT DESCRIPTION
- ------                -------------------

 10.8                 Third Amendment to Second Amended and Restated
                      Credit Agreement dated as of December 20, 1995, between Virgin Interactive Entertainment, Inc. and
                      Bank of America National Trust and Savings Association.

 10.9 Amended and Restated Agreement and Plan of Merger dated May 22, 1992, by and among the Registrant, SEI Acquisition Corp. and Spelling Entertainment Inc.(incorporated by reference to Spelling Entertainment Inc.'s Notice of Annual Meeting and Proxy Statement dated June 24, 1992).

 10.10 Stock Purchase Agreement dated as of March 7, 1993, among Blockbuster Entertainment Corporation, BPH Subsidiary, Inc., American Financial Corporation and certain subsidiaries of American Financial Corporation (includes insurance-type indemnity reference in Note 10 to the Registrant's consolidated financial statements) (incorporated by reference to Exhibit 28.1 to Blockbuster Entertainment Corporation's Current Report on Form 8-K dated March 7, 1993).

 10.11 Agreement and Plan of Merger dated December 8, 1993, by and among the Registrant, DE Acquisition Corporation and Republic Pictures Corporation (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 8, 1993).

 10.12 Exchange Agreement dated July 30, 1994, by and among Spelling Entertainment Group Inc., Blockbuster Entertainment Corporation and Blockbuster Interactive Entertainment, Inc. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated July 30, 1994).

 10.13 Amendment No. 1 to Exchange Agreement dated as of July 8, 1995 by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc. (incorporated by reference to Exhibit 10 (i) to Registrant's Form 10-Q for the quarterly period ended September 30, 1995).

 10.14                Amendment No. 2 to Exchange Agreement dated as of
                      November 7, 1995, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc. (incorporated by reference to Exhibit 10 (ii) to Registrant's Form 10-Q for the quarterly period ended September 30, 1995).

 10.15 Amendment No. 3 to Exchange Agreement dated as of February 22, 1996, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc.

 10.16 Registrant's Stock Option Plan and Amendment Nos. One through Five thereto (incorporated by reference to Exhibit
                      4.03 to the Registrant's Registration Statement No. 33-61914 on Form S-8).

                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS

NUMBER                EXHIBIT DESCRIPTION
- ------                -------------------

 10.17 Registrant's 1994 Stock Option Plan (incorporated by reference to Annex A to Registrant's Notice of Annual Meeting and Proxy Statement dated April 27, 1994).

 10.18 Employment Agreement, dated March 1, 1989, by and between Spelling Entertainment Inc. and Aaron Spelling (incorporated by reference to Exhibit 10.50 to Spelling Entertainment Inc.'s Registration Statement No. 33-26497 on Form S-4).

 10.19 Amendment to Employment Agreement, dated November 7, 1991, by and among Spelling Entertainment Inc., Aaron Spelling Productions, Inc. and Aaron Spelling (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-K for fiscal year ended December 31, 1993).

 10.20 Amendment No. 2 to Employment Agreement, dated May 6, 1993, by and among Spelling Entertainment Inc., Aaron Spelling Productions, Inc. and Aaron Spelling (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K for fiscal year ended December 31, 1993).

 10.21 Employment Agreement dated as of September 26, 1994, between Registrant and Peter Bachmann (incorporated by reference to Exhibit 10.15 to Registrant's Form 10-K for fiscal year ended December 31, 1994).

 10.22 Employment Agreement dated as of September 1, 1994, between Registrant and Tom Carson (incorporated by reference to Exhibit 10.16 to Registrant's Form 10-K for fiscal year ended December 31, 1994).

 10.23 Employment Agreement dated as of January 10, 1994, between Registrant and Kathleen Coughlan and Amendment to Employment Agreement, dated as of September 1, 1994 (incorporated by reference to Exhibit 10.18 to Registrant's Form 10-Q for the quarterly period ended March 31, 1995).

 10.24 Amendment No. 2 to Employment Agreement, dated as of February 8, 1996, between Registrant and Kathleen Coughlan.

 10.25 Employment Agreement dated as of January 1, 1995, between Registrant and Sally Suchil.


 11 Computation of net income per common and common equivalent share.

 21                   Subsidiaries of the Registrant.

 23.1                 Consent of Price Waterhouse LLP.

 23.2                 Consent of Arthur Andersen LLP.

 27                   Financial Data Schedule.