Form 10-Q
period 1996-03-31
SPELLING ENTERTAINMENT GROUP INC
filed 1996-05-15
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM             TO
                                       ------------   --------------

                         COMMISSION FILE NUMBER: 1-6739

                        SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              59-0862100
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         5700 WILSHIRE BOULEVARD
          LOS ANGELES, CALIFORNIA                                    90036
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
                                             ----   ----

     On May 10, 1996, the registrant had outstanding 90,406,464 shares of Common Stock, $.001 par value.

                        SPELLING ENTERTAINMENT GROUP INC.

                          PART I. FINANCIAL INFORMATION


                                                                     PAGE
                                                                     ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995 (Unaudited)              3

Condensed Consolidated Statements of
         Operations - Three Months Ended
         March 31, 1996 and 1995 (Unaudited)                           4

Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995 (Unaudited)        5

Notes to Unaudited Condensed Consolidated Financial Statements         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                     12

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             17

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                            March 31,     December 31,
                                                              1996            1995
                                                           -----------    -----------
ASSETS:
Cash and cash equivalents                                  $    17,833    $    20,678
Accounts receivable, net                                       215,815        236,812
Entertainment product, net                                     442,951        428,840
Property and equipment, net                                     26,830         25,757
Other assets                                                    25,813         20,102
Intangible assets, net                                         384,886        387,481
                                                           -----------    -----------
      Total Assets                                         $ 1,114,128    $ 1,119,670
                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable, accrued expenses and other liabilities   $    59,269    $    87,500
Accrued participation expense                                  118,985        111,818
Deferred revenue                                                13,885         19,362
Bank and other debt                                            329,449        305,676
Income and other taxes                                          17,889         21,040
Net liabilities related to discontinued operations              14,545         15,754
                                                           -----------    -----------
      Total Liabilities                                        554,022        561,150
                                                           -----------    -----------

Commitments and contingent liabilities

Shareholders' Equity:
Preferred stock, $.10 par value; authorized
  20,000,000 shares; none outstanding
Common stock, $.001 par value; authorized
  300,000,000 shares; issued and outstanding
  90,300,904 and 89,683,378 shares, respectively                    90             90
Capital in excess of par value                                 576,368        571,244
Accumulated deficit                                            (15,043)       (11,914)
Cumulative translation adjustment                               (1,309)          (900)
                                                           -----------    -----------

Total Shareholders' Equity                                     560,106        558,520
                                                           -----------    -----------

      Total Liabilities and Shareholders' Equity           $ 1,114,128    $ 1,119,670
                                                           ===========    ===========


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                           ----------------------
                                                             1996          1995
                                                           ---------    ---------
Revenue                                                    $ 164,918    $ 185,148
Costs and expenses:
   Entertainment product costs                               143,265      144,742
   Selling, general and administrative                        29,225       23,367
                                                           ---------    ---------

Operating income (loss)                                       (7,572)      17,039

Interest expense, net                                         (3,608)      (4,699)
Interest income                                                  529        1,057
Other income (expense), net                                      (83)          53
                                                           ---------    ---------

Income (loss) before income taxes and
   minority interest                                         (10,734)      13,450
(Provision) benefit for income taxes                           6,458       (6,206)
                                                           ---------    ---------

Income (loss) before minority interest                        (4,276)       7,244
Minority interest                                                531           27
                                                           ---------    ---------

Net income (loss)                                          $  (3,745)   $   7,271
                                                           =========    =========



Average number of common and common equivalent shares         90,101       88,125
                                                           =========    =========


Net income (loss) per common and common equivalent share   $   (0.04)   $    0.08
                                                           =========    =========

The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                           ----------------------
                                                              1996         1995
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       $  (3,745)   $   7,271
   Adjustments to reconcile net income to cash flows
    from operating activities:
   Depreciation and amortization                               4,483        3,788
   Amortization of entertainment product costs               104,706      115,398
   Additions to entertainment product costs                 (120,445)    (111,580)
   Changes in operating assets and liabilities:
   Decrease in accounts receivable                            20,219       37,239
   Decrease in accounts payable,
    accrued expenses, other liabilities and income taxes     (27,869)     (25,894)
   Increase (decrease) in accrued participation expenses       7,226       (2,089)
   Decrease in deferred revenue                               (6,043)      (4,870)
   Other, net                                                 (4,573)      (6,261)
                                                           ---------    ---------
                                                             (26,041)      13,002
                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                   (2,936)      (4,110)
   Changes in net liabilities related to
    discontinued operations                                   (1,203)      (1,959)
                                                           ---------    ---------
                                                              (4,139)      (6,069)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                         26,362       19,598
   Repayments of credit facilities                            (2,589)     (28,969)
   Proceeds from exercise of stock options
    and warrants                                               3,562        1,488
                                                           ---------    ---------
                                                              27,335       (7,883)
                                                           ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                         (2,845)        (950)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              20,678       22,400
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  17,833    $  21,450
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

Viacom Inc. ("Viacom") currently owns approximately 75% of the Company's Common Stock. Viacom is exploring the sale of the Company and the purchase of the Company's interest in Virgin Interactive Entertainment Limited ("VIEL"). The Company has formed an independent committee of its board of directors to negotiate the terms of any proposed VIEL transaction.

On July 30, 1994, the Company acquired approximately 91% of the ordinary shares ("Ordinary Shares") of VIEL and also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, the Company may acquire, or be required by Viacom to purchase, these shares from Viacom at Viacom's cost. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. On June 8, 1995, Viacom acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. Viacom and the Company have executed amendments to extend the put-and call-option agreements, which originally expired in July 1995, through November 5, 1996. (See Note 9.)

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

Entertainment product, net, is comprised of the following:

                                           March 31,         December 31,
                                             1996                1995
                                        --------------     -----------------
Entertainment product:
     Released                               $196,696            $172,051
     In process and other                    111,704             127,887
     Entertainment product rights            134,551             128,902
                                            --------            --------
                                            $442,951            $428,840
                                            ========            ========

Entertainment product rights include advances to producers and acquisition costs for distribution or other rights to entertainment product not produced by the Company.


3.       DEBT

Debt consisted of the following:

                                                  March 31, December 31,
                                                    1996       1995
                                                  --------   --------
Viacom Facility, average interest at 6.4%
     at March 31, 1996                            $232,000   $210,000
Credit Agreement, average interest at 6.4%
      at March 31, 1996                             97,449     95,646
UK Facility, interest at 7.1% at March 31, 1996       --           30
                                                  --------   --------
                                                  $329,449   $305,676
                                                  ========   ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

In January 1994, the Company entered into a three-year credit agreement with a predecessor of Viacom (the "Viacom Facility"). This agreement was amended and restated in January 1995 to reflect certain amendments to the facility which were effective as of December 7, 1994, including a $25,000,000 increase in the amount available under the facility. In November 1995, the agreement was again amended to provide a further $40,000,000 increase in the amount available under the Viacom Facility. The Viacom Facility, as amended, provides for (i) a term loan of $100,000,000 which funded the Company's merger with Republic Entertainment Inc. ("Republic") in April 1994 and (ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings mature on March 31, 1997. Viacom has agreed to provide a further increase of up to $115,000,000 in the amount available under the Viacom Facility and it is anticipated that an amendment reflecting such increase will be executed. (See Note 9.)

Under the Viacom Facility, the Company pays an annual fee (currently 0.3125%) based on the unused portion of the facility, as well as certain facility and administration fees, all based on the similar fees payable by Viacom under its separate credit facilities. Interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread (currently 1.0%) or at prime rate; both rates are determined by reference to the corresponding rates payable by Viacom under its separate credit facilities, which rates the Company believes to be more favorable than those the Company could obtain separately. Borrowings under the Viacom Facility are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Facility may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. Borrowings under the Viacom Facility will be accelerated in the event of a "change in control," as defined in the Viacom Facility, of the Company. (See Note 1.)

On December 23, 1993, a wholly-owned subsidiary of VIEL established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the acquisition of VIEL, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by Viacom. During 1995, the borrowings allowable under the Credit
Agreement were increased to $100,000,000 and the term was extended to March 31, 1997. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. As of March 31, 1996, the Company had approximately $585,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

On September 8, 1993, another wholly-owned subsidiary of VIEL established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary. Following the acquisition of VIEL, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. Advances under the UK Facility bear interest at the bank's prime rate plus 1.5%. The UK Facility matures on April 30, 2005. As of March 31, 1996, there were no letters of credit outstanding under the UK Facility.

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility. At March 31, 1996, the carrying value of all of the Company's debt approximated fair value.


4.       SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                         Capital In                Cumulative
                                            Common       Excess of  Accumulated    Translation
                                             Stock       Par Value    Deficit      Adjustment    Total
                                          ----------     --------    ---------     ----------   --------
Balance at December 31, 1995              $       90     $571,244    $ (11,914)    $     (900)  $558,520
Exercise of options and warrants                   -        3,562            -              -      3,562
Income tax benefit related
     to stock options                              -        1,562            -              -      1,562
Unrealized holding gain, net                       -            -          616              -        616
Net loss for the period                            -            -       (3,745)             -     (3,745)
Cumulative translation adjustment                  -            -            -           (409)      (409)
                                          ----------     --------    ---------     ----------   ---------
Balance at March 31, 1996                 $       90     $576,368    $ (15,043)    $   (1,309)  $560,106
                                          ==========     ========    =========     ==========   ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


5.       INCOME TAXES

Income taxes have been provided in each period based on the Company's anticipated annual effective income tax rate.

6.       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share amounts are based on the weighted average number of common shares outstanding during the respective periods. Primary and fully-diluted net income (loss) per common and common equivalent share are not presented as they result in a dilution of less than 3% from basic net income (loss) per common and common equivalent share.

7.       LEGAL MATTERS

The Company is involved in certain legal proceedings which arise in the ordinary course of conducting its entertainment business operations. The Company believes such legal proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

The Company also is subject to pending and contingent claims relating to the Company's discontinued operations, including certain claims involving environmental matters. Some of the parties involved in such actions seek significant damages. While the outcome of these claims cannot be predicted with certainty, based upon (i) its knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations, and (iii) an indemnity agreement, the Company believes that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition. See Note 9 regarding certain ligitation with respect to the Company's discontinued operations.

8.       RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $3,830,000 and $3,397,000 during the three months ended March 31, 1996 and 1995, respectively, in connection with the Viacom Facility. See Note 3 regarding the Company's credit facility with Viacom and Viacom's guarantee of the Company's credit agreement with a bank.

Viacom provided the Company with management services for which the Company was charged $150,000 for each of the three month periods ended March 31, 1996 and 1995. As of March 31, 1996, the Company had a net payable to Viacom of approximately $1,462,000 with respect to these and other expenses.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


During the three months ended March 31, 1996 and 1995, the Company sold home video and interactive entertainment product to Blockbuster Entertainment Group, a division of Viacom ("Blockbuster"). Additionally, the Company licensed certain entertainment product to (i) Showtime Networks Inc., a subsidiary of Viacom ("Showtime"), (ii) certain television stations owned by Viacom, and (iii) USA Network and Sci-Fi Channel in which Viacom has equity interests. For the three months ended March 31, 1996 and 1995, these transactions are not material.

Republic has entered into agreements with, and in certain cases has advanced funds to, Viacom and its Blockbuster and Showtime units to distribute certain of their products in the home video market.

The Company has entered into agreements with Paramount Pictures Corporation, a Viacom subsidiary, with respect to the distribution of two of the Company's upcoming feature film releases, "Night Falls on Manhattan" and "Stephen King's Thinner," in the domestic theatrical, non-theatrical and pay television markets.

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and its affiliates.


9.       SUBSEQUENT EVENTS

In April 1996, the Company executed a $25,000,000 promissory note to Viacom pursuant to Viacom's agreement to provide a further increase of up to $115,000,000 in the amount available under the Viacom Facility. (See Note 3.) The terms of this note are consistent with the terms of the Viacom Facility.

In May 1996, the court of appeals affirmed a lower court decision concerning the alleged liability of a Company subsidiary at the Sullivan's Ledge superfund site in New Bedford, Massachusetts. The lower court had declined to rule that the subsidiary's settlement of claims by the United States provided a defense to a private cost recovery action filed by a group of companies that are performing a clean up at the site. The Company will continue to oppose the group's claims on the basis of other defenses.

In May 1996, the Company and Viacom executed an amendment to extend the put- and call-option agreements, with respect to the Ordinary Shares of VIEL not owned by the Company, through November 5, 1996. (See Note 1.)

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

The success of the Company's television programming business depends, in large part, upon the successful network exhibition of its television series over a sufficient number of years to allow for off-network exhibition opportunities. During the initial years of one-hour network television programming, network and international license fees normally approximate the production costs of the series, and accordingly the Company recognizes only minimal profit or loss during this period. With respect to half-hour network television programming and first-run syndication television programming, the production costs can significantly exceed the combination of the network or other domestic revenue and international license fees. However, if a sufficient number of episodes of a series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to reduce its loss or realize a profit with respect to the series.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three months ended March 31 (in thousands):

                                          1996       1995
                                        --------   --------
Worldwide television distribution       $106,275   $124,581
Worldwide interactive entertainment       36,119     36,264
Worldwide home video                      14,025     18,990
International film distribution            4,274      2,009
Worldwide licensing and merchandising      3,538      3,181
Other                                        687        123
                                        --------   --------
                                        $164,918   $185,148
                                        ========   ========

Worldwide television revenue decreased $18,306,000, or 15%, in 1996 primarily due to (i) the one time effect recorded in the first quarter of 1995 of conforming the Company's accounting policies to those of Viacom; (ii) the one time effect in the first quarter of 1995 for a significant contract extension and (iii) less programming distributed in first-run syndication. These decreases were partially offset by (i) an increase in the number of hours of network programming delivered in the first quarter of 1996 and (ii) higher per episode network license fees.

Worldwide interactive entertainment revenue remained relatively stable in 1996 compared to the similar 1995 period. Anticipated growth in revenue in the first quarter of 1996 was not achieved due to delays in the release of a number of VIEL's titles, as well as fewer than anticipated shipments to retailers reflecting in part the continuing reluctance by consumers to purchase interactive software product until the new generation hardware platforms achieve a higher installed base. It is expected that revenue will continue to be adversely impacted in the near term. The Company continues to actively work with hardware manufacturers to develop and adapt its titles to different platforms as they become commercially viable.

Worldwide home video revenue decreased $4,965,000, or 26%, in 1996 from the comparable period in 1995. The Company marketed a highly successful sell-through promotion in the 1995 period with no comparable release in the 1996 period. Additionally, the home video market is currently very competitive due to recently released theatrical product, leaving less shelf space available for the Company's made-for-video product. It is expected that this trend will continue in the near term.

International film distribution revenue increased $2,265,000, or 113%, in 1996 compared to 1995. The increase is due primarily to the release of "Unforgettable" in 1996, while there was no release with similar success in the 1995 period.

Licensing and merchandising revenue remained relatively stable in 1996 compared to 1995.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Certain of the operations of the Company generate significant revenue denominated in foreign currencies, and as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in pounds sterling, French francs, deutsche marks, Canadian dollars, Mexican pesos and Japanese yen, among others. These currency exposures are offset by the fact that certain of the Company's manufacturing costs and overhead are denominated in the same currencies, and certain of the Company's bank debt is denominated in foreign currencies.


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. Despite lower revenue, such costs remained relatively stable in the 1996 period compared to the 1995 period, so that the percentage relationship between such costs and the related revenue increased to 87% in 1996 from 78% in 1995. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $11,447,000 in 1996 compared to $9,077,000 in the corresponding period in 1995.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs in 1996 increased $5,858,000, or 25%, from the comparable 1995 period. The increase is commensurate with the Company's growth between periods.


INTEREST EXPENSE

Interest expense decreased $1,091,000, or 23%, from the comparable period in 1995 due to (i) a decrease in the average interest rate from 1995 to 1996 and
(ii) an increase in interest capitalized in 1996 due to longer production cycles associated with both the Company's increased theatrical production activities and the increased programming complexity required by the growing consumer sophistication in the market for interactive product. This decrease was partially offset by higher average borrowings in 1996.


PROVISION FOR INCOME TAXES

The Company computes its interim provision for income taxes based upon an estimated annual effective tax rate computed in accordance with Statement of Financial Accounting Standards No. 109. The Company's provision for income taxes decreased $12,664,000 in the first quarter of 1996 compared to the corresponding period in 1995, largely as a result of the decrease in income for the period partially

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

offset by an increase in the effective tax rate. The effective tax rate for the three months ended March 31, 1996 increased as compared to the corresponding period in 1995 as a result of changes in the relationship between revenue and expenses comprising income before income taxes and minority interest.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $120,445,000 and $111,580,000 in the three months ended March 31, 1996 and 1995, respectively. Additionally, such expenditures by the Company are expected to increase in conjunction with its expected increase in production levels. The cost of producing network television programming is largely funded through the receipt of the related network license fees. The deficit financing of its network programming and the cost of other production and acquisition activities is funded through the Company's operating cash flow and borrowings under its credit arrangements.

The Company's principal credit agreement is with Viacom. (See Note 3.) The Viacom Facility provides for a three-year term loan facility of $100,000,000, which funded the Company's acquisition of Republic, and a revolving credit facility of $140,000,000 (increased in November 1995 from $100,000,000) to fund the Company's working capital and other requirements. Viacom has agreed to provide a further increase of up to $115,000,000 in the amount available under the Viacom Facility and it is anticipated that an amendment reflecting such increase will be executed. Pursuant to this agreement, the Company has executed a $25,000,000 promissory note to Viacom in April, 1996. (See Note 9.)

A wholly-owned subsidiary of VIEL has a multi-currency credit agreement for $100,000,000 with a bank in the U.S. As of March 31, 1996, the Company had approximately $585,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product. (See
Note 3.) Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due March 31, 1997.

Another wholly-owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility with a bank in the United Kingdom, which the Company has guaranteed. The UK Facility has been extended until April 2005. (See Note 3.)

Viacom owns approximately 75% of the Company's Common Stock. Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility. Viacom is exploring the sale of the Company and the purchase of the Company's interest in VIEL. The Company has formed an independent committee of its board of directors to negotiate the terms of any proposed VIEL transaction. VIEL generated revenue of $36,139,000 and $36,264,000 for the three months ended March 31, 1996 and 1995, respectively, and losses before interest, taxes, depreciation and amortization of $6,559,000 and $3,908,000, respectively.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Company believes that it has the financial resources necessary to meet its anticipated capital requirements. The Company has sufficient resources available from the cash provided by operating activities and that available under its credit facilities to meet its ongoing plans for the production, acquisition and distribution of entertainment product and to take advantage of foreseen internal and external development and growth opportunities. See Notes 1 and 3 regarding certain acceleration provisions of the Viacom Facility.

UNCERTAINTIES

The Company is subject to pending and contingent claims relating to the Company's discontinued operations, including certain claims involving environmental matters. Some of the parties involved in such actions seek significant damages. While the outcome of these claims cannot be predicted with certainty, based upon (i) its knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations, and (iii) an indemnity agreement, the Company believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition. (See Notes 7 and 9.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

                                    PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1 Demand Promissory Note dated as of April 15, 1996, between the Registrant and Viacom Inc.

10.2 Amendment No. 4 to Exchange Agreement dated as of May 6, 1996, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom, Inc. and SEGI Holding Co.

10.3 Employment Agreement dated as of May 1, 1996, by and between the Registrant and Aaron Spelling.

11     Computation of net income (loss)
       per common and common equivalent share.

27     Financial Data Schedule.

(b)  Reports on Form 8-K:

              None

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      SPELLING ENTERTAINMENT GROUP INC.



May 14, 1996          By:  /s/ Thomas P. Carson
                           -------------------------
                           Thomas P. Carson
                           Executive Vice President, Office of the President
                           Chief Financial Officer and Treasurer
                           (Principal Financial Officer)


                      By:  /s/ Kathleen Coughlan
                           -------------------------
                            Kathleen Coughlan
                            Senior Vice President and Corporate Controller (Principal Accounting Officer)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
            EXHIBIT 11 - COMPUTATION OF NET INCOME (LOSS) PER COMMON
                           AND COMMON EQUIVALENT SHARE
                      (In Thousands, Except Per Share Data)


                                                      Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1996       1995
                                                     --------    -------
Net income (loss)                                    $ (3,745)   $ 7,271
                                                     ========    =======

Shares:
   Basic shares - weighted average of
      common shares outstanding                        90,101     88,125
   Additional shares assuming
      conversion of stock options and warrants          1,684      1,633
                                                     --------    -------
   Primary shares                                      91,785     89,758
   Additional shares, when dilutive, assuming
      full dilution of stock options and warrants        --           28
                                                     --------    -------
   Fully-diluted shares                                91,785     89,786
                                                     ========    =======

Basic, primary and fully-diluted net income (loss)
   per common and common equivalent share            $  (0.04)   $  0.08
                                                     ========    =======

Note 1: This calculation is submitted in accordance with the Securities Exchange Act of 1934 although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because the calculation of primary and fully-diluted net income (loss) per common and common equivalent share results in a dilution of less than 3%.