Form 10-Q
period 1996-06-30
SPELLING ENTERTAINMENT GROUP INC
filed 1996-08-14
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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


         On August 9, 1996, the registrant had outstanding 90,414,185 shares of Common Stock, $.001 par value.

                        SPELLING ENTERTAINMENT GROUP INC.

                          PART I. FINANCIAL INFORMATION

                                                                     PAGE

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995                           3

Unaudited Condensed Consolidated Statements of
         Operations - Three Months and Six Months Ended
         June 30, 1996 and 1995                                        4

Unaudited Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995                       5

Notes to Unaudited Condensed Consolidated Financial Statements         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                     12

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                         18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             18

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                     June 30,            December 31,
                                                                       1996                 1995
                                                                  -----------           -------------
ASSETS:
Cash and cash equivalents                                         $     6,952           $    20,678
Accounts receivable, net                                              203,228               236,812
Entertainment product, net                                            458,256               428,840
Property and equipment, net                                            28,768                25,757
Other assets                                                           28,702                20,102
Intangible assets, net                                                382,282               387,481
                                                                  -----------           -----------
       Total Assets                                               $ 1,108,188           $ 1,119,670
                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable, accrued expenses and other liabilities          $    52,533           $    87,500
Accrued participation expense                                         100,682               111,818
Deferred revenue                                                        8,757                19,362
Bank and other debt                                                   368,701               305,676
Income and other taxes                                                 19,019                21,040
Net liabilities related to discontinued operations                     13,626                15,754
                                                                  -----------           -----------
      Total Liabilities                                               563,318               561,150
                                                                  -----------           -----------


Commitments and contingent liabilities

Shareholders' Equity:

   Preferred stock, $.10 par value; authorized
      20,000,000 shares; none outstanding                                  --                    --
   Common stock, $.001 par value; authorized
      300,000,000 shares; issued and outstanding
      90,414,185 and 89,683,378 shares, respectively                       90                    90
   Capital in excess of par value                                     577,225               571,244
   Accumulated deficit                                                (31,408)              (11,914)
   Cumulative translation adjustment                                   (1,037)                 (900)
                                                                  -----------           -----------

      Total Shareholders' Equity                                      544,870               558,520
                                                                  -----------           -----------

      Total Liabilities and Shareholders' Equity                  $ 1,108,188           $ 1,119,670
                                                                  ===========           ===========

The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                                 June 30,
                                                -----------------------------           -----------------------------
                                                   1996                1995                1996                1995
                                                ----------          ---------           ---------            --------

Revenue                                         $ 129,506           $ 135,332           $ 294,424           $ 320,480
Costs and expenses:
   Entertainment product costs                    114,187             106,115             257,452             250,857
   Selling, general and administrative             28,190              24,544              57,415              47,911
                                                ---------           ---------           ---------           ---------

Operating income (loss)                           (12,871)              4,673             (20,443)             21,712

Interest income                                       490                 525               1,019               1,582
Interest expense                                   (4,350)             (4,147)             (7,958)             (8,846)
Other income (expense), net                          (260)                 61                (343)                114
                                                ---------           ---------           ---------           ---------

Income (loss)  before income taxes and
   minority interest                              (16,991)              1,112             (27,725)             14,562
Provision (benefit) for income taxes                1,425                 842              (5,032)              7,048
                                                ---------           ---------           ---------           ---------


Income (loss) before minority interest            (18,416)                270             (22,693)              7,514
Minority interest                                     122                (610)               (409)               (637)
                                                ---------           ---------           ---------           ---------

Net income (loss)                               $ (18,538)          $     880           $ (22,284)          $   8,151
                                                =========           =========           =========           =========


Average number of common and
   common equivalent shares                        90,409              88,327              90,255              88,254
                                                =========           =========           =========           =========

Net income (loss)  per common and
   common equivalent share                      $   (0.21)          $    0.01           $   (0.25)          $    0.09
                                                =========           =========           =========           =========



The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                     -----------------------------
                                                                        1996               1995
                                                                     ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ (22,284)          $   8,151
   Adjustments to reconcile net income to cash flows
       from operating activities:
       Depreciation and amortization                                     8,101               7,859
       Amortization of entertainment product costs                     197,014             210,076
       Additions to entertainment product costs                       (235,102)           (204,208)
       Changes in operating assets and liabilities:
            Decrease in accounts receivable                             32,806              45,047
            Decrease in accounts payable, accrued expenses,
                  other liabilities and income taxes                   (35,111)            (44,850)
            Increase (decrease) in accrued participation expenses       (3,763)              7,807
            Decrease in deferred revenue                               (11,171)             (9,768)
            Other, net                                                  (3,620)             (9,425)
                                                                     ---------           ---------
                                                                       (73,130)             10,689
                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                             (5,911)             (8,650)
   Changes in net liabilities related to
        discontinued operations                                         (2,122)             (4,948)
                                                                     ---------           ---------
                                                                        (8,033)            (13,598)
                                                                     ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                   63,025              18,000
   Repayments of credit facilities                                          --             (24,859)
   Proceeds from exercise of stock options and warrants                  4,412               1,865
                                                                     ---------           ---------
                                                                        67,437              (4,994)
                                                                     ---------           ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (13,726)             (7,903)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        20,678              22,400
                                                                     ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   6,952           $  14,497
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

Viacom Inc. ("Viacom") currently owns approximately 75% of the Company's Common Stock. On May 21, 1996, Viacom announced that it has decided not to continue to pursue the sale of its interest in the Company.

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

Entertainment product, net, is comprised of the following:

                                      June 30,          December 31,
                                        1996               1995
                                     ---------         ------------
Entertainment product:
 Theatrical
    Released                         $115,786          $    106,530
    Completed, not released             6,002                    --
    In process and other               77,270                66,573
                                     --------          ------------
                                      199,058               173,103

 Television
    Released                          163,654               187,435
    Completed, not released             5,142                    --
    In process and other                7,668                 4,705
                                     --------          ------------
                                      176,464               192,140

 Interactive
    Released                           26,130                25,246
    In process and other               56,604                38,351
                                     --------          ------------
                                       82,734                63,597

                                     $458,256          $    428,840
                                     ========          ============

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

3.       DEBT

Debt consisted of the following:

                                                June 30,        December 31,
                                                  1996              1995
                                                --------        -----------

Viacom Facility, average interest at
     6.5% at June 30, 1996                      $240,000          $210,000
Viacom Promissory Note, average
     interest at 6.5% at June 30, 1996            25,000                --
Credit Agreement, average interest at
     6.4% at June 30, 1996                        95,732            95,646
UK Facility, interest at 7.1%
     at June 30, 1996                              7,969                30
                                                --------          --------
                                                $368,701          $305,676
                                                ========          ========


In January 1994, the Company entered into a three-year credit agreement with a predecessor of Viacom (the "Viacom Facility"). This agreement was amended and restated in January 1995 and again in November 1995 to provide, among other matters, increases in the amount available under the facility. The Viacom Facility, as amended, provides for (i) a term loan of $100,000,000 which funded the Company's merger with Republic Entertainment, Inc. ("Republic") in April 1994 and (ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings mature on March 31, 1997. Viacom has agreed to provide a further increase of up to $95,000,000 in the amount available under the Viacom Facility and to extend the maturity date of the Viacom Facility to June 30, 1998, and it is anticipated that an amendment reflecting such changes will be executed. Pursuant to this agreement, the Company executed a $25,000,000 promissory note to Viacom in April 1996 and a $40,000,000 promissory note in August 1996.

Under the Viacom Facility, the Company pays an annual fee (currently 0.3125%) based on the unused portion of the facility, as well as certain facility and administration fees, all based on the similar fees payable by Viacom under its separate credit facilities. Interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread (currently 1.0%) or at prime rate; both rates are determined by reference to the corresponding rates payable by Viacom under its separate credit facilities. Borrowings under the Viacom Facility are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Facility may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. In connection with the proposed amendment to the Viacom Facility described above, it is expected that certain of these rates may be increased while certain of these fees may be decreased.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

A wholly-owned subsidiary of Virgin Interactive Entertainment Limited ("VIEL") has a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement") which is guaranteed by Viacom. During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000 and the term was extended to March 31, 1997. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. As of June 30, 1996, the Company had approximately $107,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product.

Another wholly-owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom which is guaranteed by the Company. Advances under the UK Facility bear interest at the bank's prime rate plus 1.5%. The UK Facility matures on April 30, 2005. As of June 30, 1996, the Company had approximately $710,000 in letters of credit outstanding under the UK Facility to guarantee its purchases of interactive entertainment product.

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility. At June 30, 1996, the carrying value of all of the Company's debt approximated fair value.

4.       SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                       Capital In                     Cumulative
                                          Common       Excess of      Accumulated     Translation
                                          Stock        Par Value        Deficit       Adjustment         Total
                                         ---------     ----------     -----------     -----------      ---------

Balance at
     December 31, 1995                   $      90      $ 571,244      $ (11,914)      $    (900)      $ 558,520
Exercise of options and warrants                --          4,412             --              --           4,412
Income tax benefit related to stock
     options                                    --          1,569             --              --           1,569
Unrealized holding gain, net                    --             --          2,790              --           2,790
Net loss for the period                         --             --        (22,284)             --         (22,284)
Cumulative translation adjustment               --             --             --            (137)           (137)
                                         ---------      ---------      ---------       ---------       ---------
Balance at June 30, 1996                 $      90      $ 577,225      $ (31,408)      $  (1,037)      $ 544,870
                                         =========      =========      =========       =========       =========

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

6.       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share amounts are based on the weighted average number of common shares outstanding during the respective periods. Primary and fully-diluted net income (loss) per common and common equivalent share are not presented as they result in a dilution of less than 3% from basic net income (loss) per common and common equivalent share or are anti-dilutive.

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

A subsidiary of the Company has pursued a cost recovery action against two former owners of a petroleum storage terminal property in Tiverton, Rhode Island, seeking contribution to the cost of an environmental cleanup being performed by the subsidiary. In June 1996, one of the former owners agreed to a settlement pursuant to which it will pay $2,500,000 to the subsidiary.


8.       RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $8,267,000 and $6,757,000 during the six months ended June 30, 1996 and 1995, respectively, in connection with the Viacom Facility. See Note 3 regarding the Viacom Facility and the Credit Agreement.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

Viacom provided the Company with management services for which the Company was charged $150,000 and $300,000 for the six month periods ended June 30, 1996 and 1995, respectively. As of June 30, 1996, the Company had a net payable to Viacom of approximately $1,508,000 with respect to these and other expenses.

During the six months ended June 30, 1996 and 1995, the Company sold home video and interactive entertainment product to Blockbuster Entertainment Group, a division of Viacom ("Blockbuster"). Additionally, the Company licensed certain entertainment product to (i) Showtime Networks Inc., a subsidiary of Viacom ("Showtime"); (ii) MTV Networks, a division of a subsidiary of Viacom;
(iii) certain television stations owned by Viacom; and (iv) USA Network and Sci-Fi Channel in which Viacom has equity interests. For the six months ended June 30, 1996 and 1995, these transactions are not material.

Republic has entered into agreements with, and in certain cases has advanced funds to, Viacom and its Blockbuster and Showtime units to distribute certain of their products in the home video market.

VIEL has entered into an agreement with Viacom New Media, a subsidiary of Viacom, to distribute certain of their product in the interactive market.

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

The success of the Company's television programming business depends, in large part, upon the successful network exhibition of its television series over a sufficient number of years to allow for off-network exhibition opportunities. During the initial years of one-hour network television programming, network and international license fees normally approximate the production costs of the series, and accordingly, the Company recognizes only minimal profit or loss during this period. With respect to half-hour network television programming and first-run syndication television programming, the production costs and/or distribution costs can significantly exceed the combination of the network or other domestic revenue and international license fees. However, if a sufficient number of episodes of a series are licensed to a network or distributed in first-run syndication, the Company would then expect to be able to reduce its loss or realize a profit with respect to the series.

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen, as well as any changes in the law and governmental regulation. In 1993, a Federal district court vacated certain provisions of a consent decree which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. The Telecommunications Act of 1996 eliminates the restrictions on the number of television stations that one entity may own and increases the national audience reach limitation by one entity from 25% to 35%. Accordingly, the networks will be able to own the programming which they broadcast, and increasingly become competitors of the Company in the production and distribution of programming.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three months and six months ended June 30 (in thousands):

                                                     Three Months Ended                Six Months Ended
                                                         June 30,                           June 30,
                                               --------------------------          --------------------------
                                                 1996               1995             1996              1995
                                               --------          --------          --------          --------
Worldwide television distribution              $ 78,840          $ 80,904          $185,115          $206,120
Worldwide interactive entertainment              30,288            31,994            66,407            68,258
Worldwide home video                             12,855            14,115            26,880            32,966
International film distribution                   2,701             2,986             6,975             4,499
Worldwide licensing and merchandising             3,151             4,125             6,689             7,306
Other                                             1,671             1,208             2,358             1,331
                                               --------          --------          --------          --------
                                               $129,506          $135,332          $294,424          $320,480
                                               ========          ========          ========          ========


Worldwide television revenue decreased $2,064,000 and $21,005,000, or 3% and 10%, in the three months and six months ended June 30, 1996, respectively, from the comparable periods in 1995 primarily due to (i) the one time effect recorded in the first quarter of 1995 of conforming the Company's accounting policies to those of Viacom; (ii) the one time effect in the first quarter of 1995 for a significant contract extension; and (iii) less programming distributed in first-run syndication. These decreases were partially offset by (i) an increase in the number of hours of network programming delivered in both periods in 1996 and (ii) higher per episode network license fees for "Beverly Hills, 90210" and "Melrose Place."

Worldwide interactive entertainment revenue decreased $1,706,000 and $1,851,000, or 5% and 3%, for the three month and six month periods ended June 30, 1996, respectively, from the comparable periods in 1995. Anticipated growth in revenue in 1996 was not achieved due to delays in the release of a number of VIEL's titles, as well as fewer than anticipated shipments to retailers reflecting in part the continuing reluctance by consumers to purchase interactive software product until the new generation hardware platforms achieve a higher installed base. It is expected that revenue will continue to be adversely impacted in the near term. The Company continues to actively work with hardware manufacturers to develop and adapt its titles to different platforms as they become commercially viable.

Worldwide home video revenue decreased $1,260,000, or 9%, and $6,086,000, or 18%, in the three months and six months ended June 30, 1996, respectively, from the comparable periods in 1995. The Company marketed a highly successful sell-through promotion in the six-month 1995 period with no comparable release in the six-month 1996 period. Additionally, the home video market is currently very competitive due to recently released theatrical product, leaving less shelf space available for the Company's made-for-video product. It is expected that this trend will continue in the near term.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

International film distribution revenue decreased $285,000, or 10%, for the three month period ended June 30, 1996 from the same period in 1995. International film distribution revenue increased $2,476,000, or 55%, for the six month period ended June 30, 1996 from the comparable period in 1995. The increase is due primarily to the release of "Unforgettable" and "Moll Flanders" in 1996. The only release of similar significance in 1995 was "Usual Suspects."

Licensing and merchandising revenue decreased $974,000 and $617,000, or 24% and 8%, for the three and six month periods ended June 30, 1996, respectively, from the comparable periods in 1995. The decrease is attributable to the decline in licensing programs for "Beverly Hills, 90210" and "Melrose Place."

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

ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. Despite lower revenue, such costs increased $8,072,000 and $6,595,000, or 8% and 3%, for the three month and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995, so that the percentage relationship between such costs and the related revenue increased to 88% in 1996 from 78% in 1995. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $14,271,000 and $31,256,000 in the three month and six month periods ended June 30, 1996, respectively, compared to $9,339,000 and $22,315,000 in the corresponding periods in 1995.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $3,646,000 and $9,504,000, or 15% and 20%, during the three months and six months ended June 30, 1996, respectively, from the comparable 1995 periods. The increase is primarily due to the growth in the Company's distribution infrastructure.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

INTEREST EXPENSE, NET

Interest expense, net, increased $203,000, or 5%, for the three months ended June 30, 1996 from the comparable period in 1995 due to higher average indebtedness in the 1996 period, offset by (i) a decrease in the average interest rate from 1995 to 1996 and (ii) an increase in interest capitalized in 1996 due to longer production cycles associated with both the Company's increased theatrical production activities and the increased programming complexity required by the growing consumer sophistication in the market for interactive product. In the six months ended June 30, 1996, the effect on interest expense of higher average borrowings was more than offset by the decrease in average interest rates and greater interest capitalization and resulted in a net decrease of $888,000, or 10%, from the similar period in 1995.

PROVISION FOR INCOME TAXES

The Company computes its interim provision for income taxes based upon an estimated annual effective tax rate computed in accordance with SFAS No. 109. The Company's provision for income taxes for the six months ended June 30, 1996, decreased $12,080,000, to a net benefit of $5,032,000 in the current period, as compared to a provision of $7,048,000 for the corresponding period in 1995, largely as a result of the decrease in income for the period partially offset by a reduction in the effective tax rate. The effective tax rate for the six months ended June 30, 1996, decreased as compared to the corresponding period of 1995, largely as a result of changes in the relationships between revenue and expenses comprising income before income taxes and minority interest, the effect of which was amplified by the decrease in income.

MINORITY INTEREST

Minority interest in the losses incurred by VIEL were $409,000 and $637,000 for the six months ended June 30, 1996 and 1995, respectively. The Company has put- and call-option agreements with Blockbuster on behalf of Viacom with respect to the remaining minority interest in VIEL.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $235,102,000 and $204,208,000 in the six months ended June 30, 1996 and 1995, respectively. Additionally, such expenditures by the Company are expected to increase in conjunction with its increase in production levels. The cost of producing network television programming is largely funded through the receipt of the related network license fees.

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

The Company's principal credit agreement is with Viacom. (See Note 3.) The Viacom Facility provides for a three-year term loan facility of $100,000,000, which funded the Company's acquisition of Republic, and a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. Viacom has agreed to provide a further increase of up to $95,000,000 in the amount available under the Viacom Facility and it is anticipated that an amendment reflecting such increase will be executed. Pursuant to this agreement, the Company executed a $25,000,000 promissory note to Viacom in April 1996 and a $40,000,000 promissory note in August 1996.

A wholly-owned subsidiary of VIEL has a multi-currency credit agreement for $100,000,000 with a bank in the U.S. As of June 30, 1996, the Company had approximately $107,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product. Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due March 31, 1997. (See Note 3.)

Another wholly-owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility with a bank in the United Kingdom, which the Company has guaranteed. As of June 30, 1996, the Company had approximately $710,000 in letters of credit outstanding under the UK Facility to guarantee its purchases of interactive entertainment product. The UK Facility has been extended until April 2005. (See Note 3.)

Viacom owns approximately 75% of the Company's Common Stock. Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility. On May 21, 1996, Viacom announced that it has decided not to continue to pursue the sale of its 75% interest in the Company.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

UNCERTAINTIES

The Company is subject to pending and contingent claims relating to the Company's discontinued operations, including certain claims involving environmental matters. Some of the parties involved in such actions seek significant damages. While the outcome of these claims cannot be predicted with certainty, based upon (i) its knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations; and (iii) an indemnity agreement, the Company believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition. (See Note 7.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                                    PART II.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 21, 1996, the stockholders voted to elect the following persons as directors:

                                                   Votes Cast                  Votes
                                                      For                    Withheld

           Sumner M. Redstone                   86,698,436                   800,970
           Aaron Spelling                       86,689,402                   810,004
           Philippe P. Dauman                   86,688,951                   810,455
           Thomas E. Dooley                     86,688,986                   810,420
           J. Brian McGrath                     86,698,529                   800,877
           John L. Muething                     86,698,362                   801,044

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.1 Demand Promissory Note dated as of August 1, 1996, between the Registrant and Viacom Inc.

        11 Computation of Net Income (Loss) Per Common and Common Equivalent Share.

        27    Financial Data Schedule.

(b)     Reports on Form 8-K:

        (1) Form 8-K dated May 21, 1996 regarding Viacom Inc.'s announcement that it decided not to continue to pursue the proposed sale of its 75% interest in the Company.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SPELLING ENTERTAINMENT GROUP INC.

August 13, 1996        By:   /s/ Thomas P. Carson
                          ---------------------------------------
                           Thomas P. Carson
                           Executive Vice President, Office of the President Chief Financial Officer and Treasurer
                          (Principal Financial Officer)

                       By:  /s/ Kathleen Coughlan
                          ---------------------------------------
                          Kathleen Coughlan
                          Senior Vice President and Corporate Controller
                         (Principal Accounting Officer)