Form 10-Q
period 1996-09-30
SPELLING ENTERTAINMENT GROUP INC
filed 1996-11-14
CIK 312667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM  ___________________ TO __________________

                         COMMISSION FILE NUMBER: 1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      59-0862100
         --------                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)



       5700 WILSHIRE BOULEVARD
       LOS ANGELES, CALIFORNIA                              90036
(Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 965-5700

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No __________.

      On November 8, 1996, the registrant had outstanding 90,499,293 shares of Common Stock, $.001 par value.

                       SPELLING ENTERTAINMENT GROUP INC.



                         PART I.  FINANCIAL INFORMATION


                                                                      PAGE


ITEM 1.  FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995                      3

Unaudited Condensed Consolidated Statements of
         Operations - Three Months and Nine Months Ended
         September 30, 1996 and 1995                                   4

Unaudited Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995                 5

Notes to Unaudited Condensed Consolidated Financial Statements         6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          12



                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             18

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                September 30,   December 31,
                                                                    1996            1995
                                                                -------------   ------------
ASSETS:
Cash and cash equivalents                                        $   26,676      $   20,678
Accounts receivable, net                                            229,849         236,812
Entertainment product, net                                          481,032         428,840
Property and equipment, net                                          29,846          25,757
Other assets                                                         27,874          20,102
Intangible assets, net                                              379,671         387,481
                                                                 ----------      ----------
        Total Assets                                             $1,174,948      $1,119,670
                                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable, accrued expenses and other liabilities         $   73,256      $   87,500
Accrued participation expense                                       100,719         111,818
Deferred revenue                                                     17,118          19,362
Debt payable to Viacom                                              305,000         210,000
Bank debt                                                           112,103          95,676
Income and other taxes                                                8,819          21,040
Net liabilities related to discontinued operations                   14,955          15,754
                                                                 ----------      ----------
        Total Liabilities                                           631,970         561,150
                                                                 ----------      ----------

Commitments and contingent liabilities

Shareholders' Equity:
    Preferred stock, $.10 par value; authorized
      20,000,000 shares; none outstanding                                 -               -
    Common stock, $.001 par value; authorized
      300,000,000 shares; issued and outstanding
      90,479,293 and 89,683,378 shares, respectively                     90              90
    Capital in excess of par value                                  577,463         571,244
    Accumulated deficit                                             (33,927)        (11,914)
    Cumulative translation adjustment                                  (648)           (900)
                                                                 ----------      ----------

        Total Shareholders' Equity                                  542,978         558,520
                                                                 ----------      ----------
        Total Liabilities and Shareholders' Equity               $1,174,948      $1,119,670
                                                                 ==========      ==========




The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                    Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                  ----------------------     ------------------------
                                                    1996          1995          1996           1995
                                                  --------      --------     ---------       --------
Revenue                                           $166,466      $132,573      $460,890       $453,053
Costs and expenses:
   Entertainment product costs                     141,880       104,690       399,332        355,547
   Selling, general and administrative              30,597        25,930        88,012         73,841
                                                  --------      --------      --------       --------
Operating income (loss)                             (6,011)        1,953       (26,454)        23,665

Interest income                                        451         1,149         1,470          2,731
Interest expense, net                               (5,261)       (3,330)      (13,219)       (12,176)
Other income (expense), net                             33           (81)         (310)            33
                                                  --------      --------      --------       --------
Income (loss) before income taxes and
   minority interest                               (10,788)         (309)      (38,513)        14,253
Provision (benefit) for income taxes                (8,783)         (378)      (13,815)         6,670
                                                  --------      --------      --------       --------
Income (loss) before minority interest              (2,005)           69       (24,698)         7,583
Minority interest                                        -           544           409          1,181
                                                  --------      --------      --------       --------
Net income (loss)                                 $ (2,005)     $    613      $(24,289)      $  8,764
                                                  ========      ========      ========       ========

Average number of common and
   common equivalent shares                         90,422        88,454        90,311         88,302
                                                  ========      ========      ========       ========

Net income (loss) per common and
   common equivalent share                        $  (0.02)     $   0.01      $  (0.27)      $   0.10
                                                  ========      ========      ========       ========





The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                          1996           1995
                                                                       ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $ (24,289)       $   8,764
   Adjustments to reconcile net income to cash flows
      from operating activities:
      Depreciation and amortization                                       14,218           12,373
      Amortization of entertainment product costs                        314,638          258,975
      Additions to entertainment product costs                          (372,864)        (289,089)
      Changes in operating assets and liabilities:
           Decrease in accounts receivable                                 6,185           30,489
           Decrease in accounts payable, accrued expenses,
                 other liabilities and income taxes                      (24,302)         (51,488)
           Increase (decrease) in accrued participation expenses          (8,853)          28,506
           Increase (decrease) in deferred revenue                        (2,810)           5,885
           Increase in prepaid and other assets                           (3,195)          (8,413)
           Other, net                                                      2,089           (3,050)
                                                                       ---------        ---------
                                                                         (99,183)          (7,048)
                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                               (9,942)         (11,979)
   Changes in net liabilities related to
      discontinued operations                                               (793)          (8,416)
                                                                       ---------        ---------
                                                                         (10,735)         (20,395)
                                                                       ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                    111,427           50,449
   Repayments of credit facilities                                             -          (34,873)
   Proceeds from exercise of stock options and warrants                    4,489            3,260
                                                                       ---------        ---------
                                                                         115,916           18,836
                                                                       ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           5,998           (8,607)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          20,678           22,400
                                                                       ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  26,676        $  13,793
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

Viacom Inc. ("Viacom") currently owns approximately 75% of the Company's Common Stock.

On July 30, 1994, the Company acquired approximately 91% of the ordinary shares ("Ordinary Shares") of Virgin Interactive Entertainment Limited ("VIEL") and also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company and currently owned by Viacom. These agreements, as amended, were scheduled to expire on November 5, 1996. Prior to their expiration, the Company and Viacom executed an extension of these agreements, which extension is effective as of November 6, 1996 and will expire on January 31, 1997.

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

Entertainment product, net, is comprised of the following:




                                           September 30,      December 31,
                                               1996               1995
                                           ------------       ------------
Entertainment product:
     Theatrical
        Released                             $105,714            $106,530
        Completed, not released                 2,402                   -
        In process and other                   88,240              66,573
                                             --------            --------
                                              196,356             173,103

     Television
        Released                              183,603             187,435
        Completed, not released                   110                   -
        In process and other                    5,355               4,705
                                             --------            --------
                                              189,068             192,140

     Interactive
        Released                               25,852              25,246
        In process and other                   69,756              38,351
                                             --------            --------
                                               95,608              63,597

                                             $481,032            $428,840
                                             ========            ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                         (000's omitted in all tables)
                                  (Continued)


3.  DEBT

Debt consisted of the following:

                                                               September 30,          December 31,
                                                                   1996                   1995
                                                               ------------           ------------
       Viacom Credit Agreement, average
            interest at 6.7% at September 30, 1996               $305,000              $      -
       Viacom Facility, average interest at
            6.9% at December 31, 1995                                   -               210,000
       Credit Agreement, average interest at
            6.1% at September 30, 1996                             97,510                95,646
       UK Facility, interest at 7.1%
            at September 30, 1996                                  14,593                    30
                                                                 --------              --------
                                                                 $417,103              $305,676
                                                                 ========              ========

In January 1994, the Company entered into a three-year credit agreement with a predecessor of Viacom (the "Viacom Facility"). This agreement was amended and restated in January 1995 and again in November 1995 to provide, among other matters, increases in the amount available under the facility. The Viacom Facility, as amended, provided for (i) a term loan of $100,000,000 which funded the Company's merger with Republic Entertainment, Inc. ("Republic") in April 1994 and (ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Facility were due to mature on March 31, 1997. On September 30, 1996, the Company and Viacom executed a credit agreement (the "Viacom Credit Agreement"), which replaced the Viacom Facility. The Viacom Credit Agreement provides for (i) a term loan of $200,000,000 and (ii) a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Credit Agreement mature on December 31, 1998.

Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective October 1, 1996, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread - based on the Company's leverage ratio, as defined - (currently 2.5%) or at Citibank N.A.'s base rate. Additional terms of the Viacom Credit Agreement require, among other items, a minimum amount, as defined, of net worth. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                         (000's omitted in all tables)
                                  (Continued)


A wholly owned subsidiary of VIEL has a multi-currency credit agreement with a bank in the United States (the "Credit Agreement") which is guaranteed by Viacom. During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000 and the term was extended to March 31, 1997. The Company anticipates that such Credit Agreement will be extended to March 31, 1998; however, in the event that the Company cannot extend or refinance the Credit Agreement, the Viacom Credit Agreement provides for an additional term loan of up to $100,000,000. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. As of September 30, 1996, the Company had approximately $141,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product.

Another wholly owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom which is guaranteed by the Company. Advances under the UK Facility bear interest at the bank's prime rate plus 1.0%. The UK Facility matures on April 30, 2005. As of September 30, 1996, the Company had approximately $314,000 in letters of credit outstanding under the UK Facility to guarantee its purchases of interactive entertainment product.

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility. At September 30, 1996, the carrying value of all of the Company's debt approximated fair value.

4.  SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:


                                                            Capital In                        Cumulative
                                                 Common      Excess of      Accumulated      Translation
                                                  Stock      Par Value        Deficit         Adjustment      Total
                                                 ------     -----------     -----------      -----------      -----
    Balance at December 31, 1995                   $90       $571,244        $ (11,914)         $(900)       $558,520
    Exercise of options and warrants                 -          4,489                -              -           4,489
    Income tax benefit related to stock
         options                                     -          1,730                -              -           1,730
    Unrealized holding gain, net
                                                     -              -            2,276              -           2,276
    Net loss for the period                          -              -          (24,289)             -         (24,289)
    Cumulative translation adjustment                -              -                -            252             252
                                                   ---       --------        ---------          -----        --------
    Balance at September 30, 1996                  $90       $577,463        $($33,927)         $(648)       $542,978
                                                   ===       ========        =========          =====        ========

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


6.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share amounts are based on the weighted average number of common shares outstanding during the respective periods. Primary and fully diluted net income (loss) per common and common equivalent share are not presented as they result in a dilution of less than 3% from basic net income (loss) per common and common equivalent share or are anti-dilutive.


7.  LEGAL MATTERS

The Company is involved in certain legal proceedings which arise in the ordinary course of conducting its entertainment business operations. The Company believes such legal proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

The Company also is subject to pending and contingent claims relating to the Company's discontinued operations, including certain claims involving environmental matters. Some of the parties involved in such actions seek significant damages. While the outcome of these claims cannot be predicted with certainty, based upon (i) its knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations, and (iii) an indemnity agreement, the Company believes that the ultimate resolution of such suits and claims should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                         (000's omitted in all tables)
                                  (Continued)



8.  RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $13,298,000 and $9,706,000 during the nine months ended September 30, 1996 and 1995, respectively, in connection with the Viacom Facility. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $1,765,000 and $813,000 as of September 30, 1996 and December 31, 1995, respectively. See Note 3 regarding the Viacom Facility, the Viacom Credit Agreement and the Credit Agreement.

Viacom provided the Company with management services for which the Company was charged $150,000 and $450,000 for the nine month periods ended September 30, 1996 and 1995, respectively, for the services of an executive. Upon the resignation of such executive in the first quarter of 1996, the charge was terminated. As of September 30, 1996, the Company had a net payable to Viacom of approximately $1,571,000 with respect to these and other expenses.

During the nine months ended September 30, 1996 and 1995, the Company sold home video and interactive entertainment product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) MTV Networks, a division of a subsidiary of Viacom; (iii) certain television stations owned by Viacom; and
(iv) USA Network and Sci-Fi Channel in which Viacom has equity interests. For the nine months ended September 30, 1996 and 1995, these transactions were not material.

Republic has entered into agreements with, and in certain cases has advanced funds to, Viacom and its Showtime unit to distribute certain of their products in the home video market.

VIEL has entered into an agreement with Viacom New Media ("VNM"), a subsidiary of Viacom, to distribute certain of their product in the interactive market. Additionally, VIEL has entered into an agreement to provide management services to VNM commencing September 18, 1996. VIEL has also entered into agreements with North Star Studios Inc., Revolution Software Limited, Xatrix Entertainment, Inc. and Black Ops Entertainment Inc., software developers in which the Company has equity interests. In certain instances, VIEL has advanced funds to these entities for product development.

The Company has entered into agreements with Paramount Pictures Corporation, a Viacom subsidiary, with respect to the distribution of two of the Company's feature film releases, "Stephen King's Thinner" and the upcoming "Night
Falls on Manhattan," in the domestic theatrical, non-theatrical and pay television markets.

In the ordinary course of business, the Company has done and expects to continue to do business with Viacom and its affiliates.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three months and nine months ended September 30 (in thousands):




                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                ----------------------       -------------------------
                                                  1996          1995           1996             1995
                                                --------      --------       --------         --------
   Worldwide television distribution            $ 92,375      $ 65,596       $277,490         $271,716
   Worldwide interactive entertainment            54,874        40,201        121,282          108,459
   Worldwide home video                           14,017        21,421         40,897           54,387
   International film distribution                   860         1,029          7,835            5,528
   Worldwide licensing and merchandising           3,200         3,360          9,889           10,666
   Other                                           1,140           966          3,497            2,297
                                                --------      --------       --------         --------
                                                $166,466      $132,573       $460,890         $453,053
                                                ========      ========       ========         ========



Worldwide television revenue increased $26,779,000 and $5,774,000, or 41% and 2%, in the three months and nine months ended September 30, 1996, respectively, from the comparable periods in 1995 primarily due to (i) an increase in the number of hours of network programming delivered in both periods in 1996; (ii) higher per episode network license fees for "Beverly Hills, 90210" and "Melrose Place," and (iii) the recognition of domestic off-network revenue for "Melrose Place" which became available in the third quarter of 1996. These increases were partially offset by (i) the one time effect recorded in the first quarter of 1995 of conforming the Company's accounting policies to those of Viacom; (ii) the one time effect recorded in the first quarter of 1995 for a significant contract extension; and (iii) less programming distributed in first-run syndication.

Worldwide interactive entertainment revenue increased $14,673,000 and $12,823,000, or 37% and 12%, for the three month and nine month periods ended September 30, 1996, respectively, from the comparable periods in 1995. The increase is due primarily to a greater volume of new product releases, including "Resident Evil," in the three months ended September 30, 1996. However, anticipated growth in revenue in 1996 was not achieved due to delays in the release of a number of VIEL's titles, as well as fewer than anticipated shipments to retailers reflecting in part the continuing reluctance by consumers to purchase interactive software product until the new generation hardware platforms achieve a higher installed base. It is expected that revenue will continue to be adversely impacted in the near term. The Company continues to actively work with hardware manufacturers to develop and adapt its titles to different platforms as they become commercially viable.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Worldwide home video revenue decreased $7,404,000, or 35%, and $13,490,000, or 25%, in the three months and nine months ended September 30, 1996, respectively, from the comparable periods in 1995. The home video market is currently very competitive due to recently released theatrical product, leaving less shelf space available for the Company's made-for-video product. It is expected that this trend will continue in the near term.

International film distribution revenue decreased $169,000, or 16%, for the three month period ended September 30, 1996 from the same period in 1995. International film distribution revenue increased $2,307,000, or 42%, for the nine month period ended September 30, 1996 from the comparable period in 1995. The increase is due primarily to the release of "Unforgettable" and "Moll Flanders" in 1996. The only release of similar significance in 1995 was "Usual Suspects."

Licensing and merchandising revenue decreased $160,000 and $777,000, or 5% and 7%, for the three and nine month periods ended September 30, 1996, respectively, from the comparable periods in 1995. The decrease is attributable to the decline in licensing programs for "Beverly Hills, 90210" and "Melrose Place."

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


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. Such costs increased $37,190,000 and $43,785,000, or 36% and 12%, for the three month and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase is due to the increase in revenue described above and the increase in the percentage relationship between such costs and the related revenue to 87% in 1996 from 78% in 1995. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $10,499,000 and $41,755,000 in the three month and nine month periods ended September 30, 1996, respectively, compared to $2,433,000 and $24,748,000 in the corresponding periods in 1995.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $4,667,000 and $14,171,000, or 18% and 19%, during the three months and nine months ended September 30, 1996, respectively, from the comparable 1995 periods. The increase is primarily due to the growth in the Company's distribution infrastructure.


INTEREST EXPENSE, NET

Interest expense, net, increased $1,931,000 and $1,043,000, or 58% and 9%, for the three months and nine months ended September 30, 1996, respectively, from the comparable periods in 1995 due to higher average indebtedness in the 1996 period, offset by (i) a decrease in the average interest rate from 1995 to 1996 and (ii) an increase in interest capitalized in 1996 due to longer production cycles associated with both the Company's increased theatrical production activities and the increased programming complexity required by the growing consumer sophistication in the market for interactive product.


PROVISION FOR INCOME TAXES

The Company computes its interim provision for income taxes based upon an estimated annual effective tax rate computed in accordance with SFAS No. 109. The Company's provision for income taxes for the nine months ended September 30, 1996, decreased $20,485,000, to a net benefit of $13,815,000 in the current period, as compared to a provision of $6,670,000 for the corresponding period in 1995, largely as a result of the loss for the period partially offset by a change in the effective tax rate. The change in the effective tax rate for the nine months ended September 30, 1996, as compared to the corresponding period of 1995, is largely a result of changes in the relationships between revenue and expenses comprising income before income taxes and minority interest. Additionally, the change in the effective tax rate for the nine months ended September 30, 1996, as compared to the effective rate for the six months ended June 30, 1996, is a result of changes in expected operating results for the year.


MINORITY INTEREST

Minority interest in the losses incurred by VIEL was $409,000 and $1,181,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company has put- and call-option agreements with Blockbuster on behalf of Viacom with respect to the remaining minority interest in VIEL. These agreements, as amended, were scheduled to expire on November 5, 1996. Prior to their expiration, the Company and Viacom executed an extension of these agreements, which extension is effective as of November 6, 1996 and will expire on January 31, 1997.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $372,864,000 and $289,089,000 in the nine months ended September 30, 1996 and 1995, respectively. Additionally, such expenditures by the Company are expected to remain consistent with current expenditures in conjunction with its projected production levels.

The cost of producing network television programming is largely funded through the receipt of the related network license fees.

The deficit financing of its network programming and the cost of other production and acquisition activities is funded through the Company's operating cash flow and borrowings under its credit arrangements. Borrowings, net of repayments, under the Company's credit arrangements increased from $15,576,000 to $111,427,000 in the nine month periods ended September 30, 1995 and 1996, respectively, largely as a result of the increased expenditures for the production and acquisition of entertainment product and distribution rights.

The Company's principal credit agreement is with Viacom. (See Note 3.) The Viacom Credit Agreement provides for a term loan facility of $200,000,000 and a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements.

A wholly owned subsidiary of VIEL has a multi-currency credit agreement for $100,000,000 with a bank in the United States. As of September 30, 1996, the Company had approximately $141,000 in letters of credit outstanding under the Credit Agreement to guarantee its purchases of interactive entertainment product. Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due March 31, 1997. (See Note 3.)

Another wholly owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility with a bank in the United Kingdom, which the Company has guaranteed. As of September 30, 1996, the Company had approximately $314,000 in letters of credit outstanding under the UK Facility to guarantee its purchases of interactive entertainment product. The UK Facility matures on April 30, 2005. (See Note 3.)

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The Company is in the process of determining its capital requirements and expects to fund such requirements with internally generated funds and from various external sources, which may include the Company's existing credit agreements and amendments thereto, and additional financings, including co-financing arrangements.

UNCERTAINTIES

The Company is subject to pending and contingent claims relating to the Company's discontinued operations, including certain claims involving environmental matters. Some of the parties involved in such actions seek significant damages. While the outcome of these claims cannot be predicted with certainty, based upon (i) its knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations; and (iii) an indemnity agreement, the Company believes that the ultimate resolution of such claims should not have a material adverse effect on the Company's consolidated results of operations or financial condition. (See Note 7.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES



                                    PART II.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Credit Agreement dated as of September 30, 1996, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc.

         10.2 Pledge and Security Agreement dated as of September 30, 1996, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc.

         10.3 Copyright Mortgage and Assignment; Power of Attorney dated as of September 30, 1996, by the Registrant and certain subsidiaries of the Registrant in favor of Viacom Inc.

         10.4 Guaranty dated as of September 30, 1996, by the Registrant and certain subsidiaries of the Registrant in favor of Viacom Inc.

         10.5    Amendment No. 5 to Exchange Agreement dated as of
                 November 5, 1996, by and among a subsidiary of the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and SEGI Holding Co. (successor-in-interest to Blockbuster Interactive Entertainment, Inc.)

         11 Computation of Net Income (Loss) Per Common and Common Equivalent Share.

         27      Financial Data Schedule.

(b)      Reports on Form 8-K:

         None.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SPELLING ENTERTAINMENT GROUP INC.



November 13, 1996                      By:   /s/ Peter H. Bachmann
                                          --------------------------------
                                          Peter H. Bachmann
                                          Executive Vice President, Office
                                          of the President
                                          (Principal Executive Officer)



                                       By:  /s/ William P. Clark
                                          --------------------------------
                                          William P. Clark
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)