Form 10-K
period 1996-12-31
SPELLING ENTERTAINMENT GROUP INC
filed 1997-03-31
CIK 312667

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED DECEMBER 31, 1996 OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ______________________ TO _____________________

                        COMMISSION FILE NUMBER:  1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                           59-0862100
                 ----------------------------------                ------------------------------------
                 (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 INCORPORATION OR ORGANIZATION)

                     5700 WILSHIRE BOULEVARD
                     LOS ANGELES, CALIFORNIA                                      90036
                 ----------------------------------------           ----------------------------------
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 965-5700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
         ----------------------------------                 -----------------------------------------
         COMMON STOCK, $.001 PAR VALUE                         NEW YORK AND PACIFIC STOCK EXCHANGES

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No _____.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

   On March 26, 1997, the registrant had 90,735,197 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $141,252,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III - Portions of Registrant's Proxy Statement relating to the 1997 Annual Meeting of Shareholders on May 21, 1997.

   Part IV - Portions of previously filed reports and registration statements.

                       SPELLING ENTERTAINMENT GROUP INC.


                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                                      PAGE
                                                                                                      ----

                                                PART I

         Item   1.        Business                                                                     3
         Item   2.        Properties                                                                  12
         Item   3.        Legal Proceedings                                                           12
         Item   4.        Submission of Matters to a Vote of Security Holders                         12



                                                PART II

         Item   5.        Market for Registrant's Common Equity and Related
                               Stockholder Matters                                                    13
         Item   6.        Selected Financial Data                                                     14
         Item   7.        Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                    15
         Item   8.        Financial Statements and Supplementary Data                                 23
         Item   9.        Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosure                                 51



                                                PART III

         Item  10.        Directors and Executive Officers of the Registrant                          52
         Item  11.        Executive Compensation                                                      52
         Item  12.        Security Ownership of Certain Beneficial Owners
                               and Management                                                         52
         Item  13.        Certain Relationships and Related Transactions                              52



                                                PART IV

         Item  14.        Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K                                                             53

ITEM 1.      BUSINESS


INTRODUCTION

Spelling Entertainment Group Inc. (the "Company") is a producer and distributor of television series, mini-series, movies-for-television and feature films (collectively referred to hereinafter as "entertainment product") and interactive games. The Company has an extensive library of entertainment product, which it distributes worldwide. The Company also licenses and otherwise exploits ancillary rights of this product, such as music and merchandising rights. Unless the context indicates otherwise, "Spelling" or the "Company" refers to Spelling Entertainment Group Inc. and its subsidiaries.

The Company (formerly The Charter Company) was originally incorporated in Florida in 1959. The Company was formerly engaged in petroleum operations, but substantially all of its remaining operations in this area were sold in 1992. (See Note 9 to the Company's Consolidated Financial Statements; references to Notes hereinafter are to the notes to such financial statements.) It began production and distribution of entertainment product when it acquired 82% of Spelling Entertainment Inc. ("SEI") in May 1991. It acquired the remaining shares of SEI in July 1992. The Company acquired all of the stock of Republic Entertainment Inc. (formerly Republic Pictures Corporation, with its subsidiaries, hereinafter "Republic") on April 26, 1994 and approximately 91% of the ordinary shares of Virgin Interactive Entertainment Limited ("VIEL") on July 30, 1994. (See Note 2.) See Note 11 for discussion of industry segment information.

The Company's production operations are conducted by Spelling Daytime Television Inc. and Torand Productions Inc. and its subsidiaries, including Spelling Television Inc. (collectively, "Spelling Television"); Big Ticket Television Inc. and its subsidiaries ("Big Ticket Television"); Spelling Films Inc. and its subsidiaries ("Spelling Films"); and VIEL and its subsidiaries ("VIE"). Distribution operations are conducted by Spelling Films; Republic; Worldvision Enterprises, Inc. and its subsidiaries ("Worldvision"); and VIE. The Company's licensing and merchandising operations are conducted by Hamilton Projects, Inc. ("Hamilton Projects").

Approximately 48% of the Company's Common Stock was owned by American Financial Corporation and its subsidiaries ("AFC") until March 31, 1993, when AFC sold the Common Stock it owned to Blockbuster Entertainment Corporation ("BEC"). BEC acquired additional Common Stock during 1993 and 1994, both from third parties and from the Company. (See Note 5.) Effective as of September 29, 1994, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, Viacom currently owns approximately 75% of the Company's Common Stock.

Effective May 26, 1995, the Company changed its state of incorporation to Delaware.

On February 20, 1997, the Company announced its intention to dispose of VIE through a public offering. Accordingly, VIE is presented as a discontinued operation in the accompanying financial statements. (See Notes 1, 2 and 9.)

The Company has its principal executive offices at 5700 Wilshire
Boulevard, Los Angeles, California 90036, telephone (213) 965-5700.

DEVELOPMENT AND PRODUCTION

NETWORK PROGRAMMING

The Company develops and produces programming for the U.S. television networks through Spelling Television and Big Ticket Television. Scripts for potential television programming are usually developed by the Company in conjunction with one of the networks. If the network accepts the script for production, it will typically order a pilot episode or presentation, for which it will pay the Company a negotiated fixed license fee pursuant to a license agreement. If the network decides to order episodes of the series, the license agreement generally provides for a minimum number of episodes to be delivered, with the network having certain rights to order additional episodes. The license agreement normally grants the network the right to exhibit the episodes a limited number of times in the United States during the license period. All other ownership and distribution rights are generally retained by the Company, subject to certain network-related holdbacks.

The license fees paid by the networks are less than the Company's costs of producing the related programming, resulting in a deficit for the Company. In recent years, the size of the series deficits incurred by the Company has generally increased as escalations in license fees have failed to keep pace with escalations in production costs. However, in the case of its drama series, the Company has generally been successful in obtaining sufficient revenue from its international sales to substantially offset such production deficits. See "Distribution."

Aaron Spelling, Chairman and Chief Executive Officer of Spelling Television and Vice Chairman of the Company, has a history of successful network television production, including more than 3,000 hours of television series, movies-for-television and mini-series, as well as feature films. In association with a variety of partnerships, Mr. Spelling has consistently been one of the industry's most creative and prolific producers of network television programming, producing such successful series as "Beverly Hills, 90210," "Melrose Place," "The Love Boat," "Dynasty," "Hotel," "Vegas" and "Matt Houston." He has also produced "Fantasy Island," "Charlie's Angels," "Starsky and Hutch," "Family" and "Hart to Hart," all series in which the Company has no financial interest.

Spelling Television is currently producing six one-hour drama television series; "Beverly Hills, 90210," which is currently in its seventh season, has been ordered by Fox Broadcasting Company ("FBC") for an eighth season; "Melrose Place" is now in its fifth season, and has also been ordered by FBC for an additional season; "Savannah," which is in its second season and is airing on The WB Television Network ("WB"); "Seventh Heaven," which is airing on WB; and "Pacific Palisades," which will begin airing on FBC in April 1997. Additionally, NBC ordered 52 weeks of a new daytime soap opera, "Sunset Beach," which began airing in January 1997. Spelling Television also has a number of movies-for-television and pilots for series in development.

Big Ticket Television was established in November 1994 to develop and produce half-hour situation comedy series for the U.S. television networks, and programming for cable and first-run syndication (see below). Big Ticket Television has had projects in development at four networks (ABC, NBC, CBS and FBC) as well as the recently launched United Paramount Network ("UPN") and WB. Big Ticket Television is currently producing a half-hour situation comedy, "Moesha," which is airing on UPN.

The Company had revenue from FBC in 1996, 1995 and 1994 representing 20%, 22% and 21% of total revenue, respectively.


FIRST-RUN SYNDICATED PROGRAMMING

First-run syndicated television series are produced and sold directly to television stations or groups of stations in the United States without any prior network broadcast. These programs are licensed on a market-by-market basis, in contrast to network distribution, which provides centralized access to a national audience.

In first-run syndication, programming is licensed domestically by Worldvision in exchange for cash payments, advertising time ("barter") or a combination of both. Internationally, Worldvision distributes this programming for cash license fees. When programs are licensed on a cash basis, a broadcaster agrees to pay a license fee in one or more installments in exchange for the right to broadcast the programming a specified number of times over the license term. When programming is licensed on a barter basis, the Company receives a specified amount of advertising time during the broadcast, which it sells for cash to national advertisers. Through its advertising sales staff, Worldvision carries out this function on behalf of the Company.

As compared to programming produced for the networks, the Company exercises greater control over creative and production decisions related to its first-run syndicated programming. However, there is generally greater financial risk associated with such programming as there is no third-party network to share the production and promotion costs. While the license fees paid by a network for television programming are fixed by contract, barter revenue derived from the broadcasting of first-run syndicated programming is not fixed in amount, but varies depending on the ratings success of the programming. Such ratings may vary significantly between different types of programming, as well as between individual programs. Even when a first-run syndicated program is ultimately successful, its revenue is often less than the Company's costs of producing and promoting the program during its initial years. However, if a program has strong ratings, the advertising revenue which may be realized by the Company through its barter arrangements can be substantial.

In 1994 and 1995, Worldvision distributed in first-run barter syndication three one-hour drama series, "Heaven Help Us," "Robin's Hoods" and "University Hospital," which were produced by Spelling Television. Big Ticket Television is producing an original nighttime comedy entitled "Night Stand with Dick Dietrick" and a courtroom program entitled "Judge Judy," both distributed in first-run syndication on a barter basis by Worldvision. "Night Stand with Dick Dietrick" also airs on E! Entertainment, a basic cable channel, under a cash license fee arrangement.


FEATURE FILMS

In 1990, the Company began acquiring and distributing theatrical feature films through Spelling Films. Spelling Films typically acquires all international distribution rights to such films by paying a guaranteed advance to the producer against the producer's share of distribution receipts. Such advances are normally payable upon the producer's delivery of the completed film. Spelling Films then presells distribution rights, generally on an all-rights, territory-by-territory basis. Under this approach, Spelling Films generally covers all or a substantial portion of its acquisition cost, reduces its risk and capital requirements, but also limits its profit potential.

Since its inception, Spelling Films has acquired international distribution rights to "The Player," "Short Cuts," "Shadowlands" and "The Usual Suspects," which received two Oscar awards. Recent films include "Moll Flanders," starring Robin Wright and Morgan Freeman, and "Unforgettable," starring Ray Liotta and Linda Fiorentino, both of which are being distributed domestically by Metro-Goldwyn-Mayer Pictures Inc. Scheduled 1997 releases include "Breakdown," starring Kurt Russell, J.T. Walsh and Kathleen Quinlan, and "In and Out," starring Kevin Kline, Joan Cusack, Matt Dillon, Debbie Reynolds, Wilford Brimley, Bob Newhart and Tom Selleck, both of which are being distributed domestically by Paramount Pictures Corporation ("Paramount"); "Roseanna's Grave," starring Jean Reno, Mercedes Ruehl and Polly Walker, which will be distributed domestically by New Line Cinema Corporation; and "House of Yes," starring Parker Posey, Josh Hamilton, Tori Spelling, Freddie Prinze, Jr. and Genevieve Bujold, which will be distributed domestically by Miramax Film Corp.

Spelling Films fully financed "Stephen King's Thinner" and "Night Falls on Manhattan," for which it retained all distribution rights on a worldwide basis. Spelling Films entered into agreements with Paramount to handle domestic theatrical and pay television distribution, but will sell and distribute the films in all other markets and media through the Company's own sales and distribution operations. "Stephen King's Thinner," starring Robert John Burke and Joe Mantegna, has to date garnered approximately $15,300,000 at the domestic theatrical box office. "Night Falls on Manhattan," starring Andy Garcia, Lena Olin and Richard Dreyfuss, is scheduled for domestic theatrical release in the second quarter of 1997. The Company also has acquired worldwide rights, excluding Scandinavia, to a Norwegian film, tentatively titled "Chasing the Kidney Stone."

Republic acquires certain distribution rights to lower-budgeted feature films primarily for initial release into the domestic home video marketplace, typically by paying a guaranteed advance. Republic released approximately 26 such films in 1996 and expects to release approximately 16 in 1997. Most of the films have production budgets of $2,000,000 to $3,000,000, and Republic's acquisition costs for such films are a varying percentage of such budgets, based on a variety of factors.

DEVELOPMENT AND PRODUCTION RISKS

There are a number of factors beyond the Company's control which may affect the timely completion of the development, production and/or release of the Company's entertainment product, including availability of talent and other resources integral to these processes. The Company attempts to minimize such risks to the greatest extent possible through the active management of the development and production process. See "Competition" and "Technology" below.


DISTRIBUTION

In addition to its production activities, the Company is actively engaged in the worldwide distribution of entertainment product, either directly or through subdistributors. Historically, the Company's distribution activities have focused on the distribution of its network television programming and programming from its vast library. With the formation of Spelling Films and the acquisition of Republic, the Company's distribution activities have been expanded to include more feature films. As a result of these activities, at December 31, 1996, the Company had contractual agreements with licensees covering entertainment product which provide for approximately $173,773,000 in future revenue, approximately 32% of which is expected to be recognized after 1997. As of December 31, 1995, the Company had contractual agreements which provided for approximately $133,549,000 in future revenue.


THEATRICAL DISTRIBUTION

Spelling Films generally sells or licenses the international theatrical, home video and/or television rights to its films to various subdistributors in each territory in exchange for a guaranteed advance plus, in most cases, a share of future profits. For certain films, Spelling Films may elect to presell some territories but enter into distribution arrangements in other territories. In these cases, Spelling Films receives no advance; however, the subdistributor retains a lower distribution fee and Spelling Films receives the balance of any revenue generated. In certain cases where Spelling Films is able to retain the domestic home video and worldwide television rights, Republic and Worldvision, respectively, distribute such rights for Spelling Films.

To the extent that Spelling Films and/or Republic desire to exploit feature films in the United States and Canadian theatrical markets, they will engage a third party on a fee basis to handle such distribution. With respect to "Stephen King's Thinner" and "Night Falls on Manhattan," Spelling Films has engaged Paramount to handle domestic theatrical distribution.


HOME VIDEO DISTRIBUTION

Domestically, videocassettes are sold by Republic through its own sales force to independent wholesalers for resale to retail outlets, or in some instances, directly to retailers. Internationally, the Company licenses third parties to distribute its product in the home video market, generally in exchange for a minimum guarantee against future royalties. The Republic library has previously been licensed in most territories outside of North America, and little additional revenue is anticipated in the near term from such territories.


TELEVISION DISTRIBUTION

Worldvision has been engaged in the distribution of entertainment product in the worldwide television market for over thirty-five years, originally serving as the distribution arm of the ABC Network. Today, Worldvision is a leading worldwide distributor with rights to more than 8,000 hours of programming available for domestic television distribution and more than 18,000 hours of programming for international television distribution, including the original ABC library, as well as the original NBC library acquired through Republic.

Worldvision currently distributes such programming in 110 countries through offices or representatives in London, Paris, Rome, Toronto, Sydney, Tokyo and Rio de Janeiro.

Demand for American-made entertainment product in international markets has increased in recent years due to the increase in the number of international television stations, cable systems and satellite delivery systems in those markets and, in some territories, the privatization of the local television industry. The Company typically begins to earn international television revenue from its television programming during the same season such programming is originally broadcast in the United States, or soon thereafter. Substantially all of the Company's television programming has been or is presently being distributed by Worldvision in international television markets. The Republic library has previously been licensed for various terms in many territories around the world and will not be fully available for the Company's exploitation in the near term.

In December 1996, the Company and the KirchGroup, the German media group, entered into a broad-based television licensing agreement. Under the agreement, the KirchGroup has licensed Spelling's existing library through 2010 for free and pay television, pay per view and near video on demand for the German-language territory. KirchGroup also agreed to license over a five-year term, renewable by the Company for an additional five years, certain rights to television mini-series and series and certain theatrical feature films in the German-language territory and made-for-television movies for continental Europe.

In March 1993, Spelling Satellite Networks ("SSN") launched its basic cable/satellite delivered channel, TeleUNO, which currently reaches more than five million subscribers in Spain and Latin America, including Mexico, Argentina and Brazil. TeleUNO generates both subscription fees and advertising revenue. SSN has explored the possibility of launching additional services, including direct-to-home satellite transmission, in partnership with programmers or others in additional markets around the world.

Television revenue from the distribution of feature films is generally realized after the films have been exploited in the theatrical and home video markets in each territory.

The profitability of the Company's network television programming continues to depend substantially on the consumer's acceptance of the programming in the domestic syndication market after initial network exhibition. However, in recent years the revenue obtainable from this secondary market has declined for all but the most successful network programs, and is expected to continue to decline, due in part to the increase in original programming available to independent stations from the emergence of UPN and WB, and the increased production of programming produced specifically for first-run syndication. Expected revenue per episode in this market normally increases for longer running series. At least four broadcast seasons of a series are typically required to successfully market repeat showings of a series in the domestic syndication market. For example, Worldvision is currently distributing "Beverly Hills, 90210" in the domestic syndication market. Episodes from a series normally become available for secondary syndication distribution four or five years after the series' initial telecast.

Domestic basic cable television potentially represents an increasingly significant market for the Company's product to offset the decrease in syndication opportunities. The series "Melrose Place," "Models, Inc.," "Hotel," "Vegas" and "Dynasty," among others, have been licensed to cable television. Cable exhibition has effectively developed as an alternative market, albeit traditionally a less lucrative one, than domestic syndication. Each year a greater number of relatively successful network television series are being licensed to basic cable in lieu of domestic syndication. Additionally, cable exhibitors in some instances have purchased rights to short-running television series which do not include sufficient episodes to allow for traditional off-network syndication.

While still in development in many countries, cable television opportunities outside the U.S. have also been growing rapidly.

See "Governmental Regulation" for restrictions placed on exhibition of the Company's entertainment product in certain markets.

LICENSING AND MERCHANDISING

Hamilton Projects is a full-service consumer product and promotional licensing agency, providing its clients with strategic planning, concept development and product marketing program management. Hamilton Projects typically earns its fees through a commission based upon the royalties earned by its clients from the sale of licensed consumer products, promotions and books based upon the copyrights, trademarks and trade names of the companies it represents. In addition to managing the consumer product merchandising programs for "Beverly Hills, 90210" and "Melrose Place," Hamilton Projects also represents several third parties, such as Jeep(R), Dr. Scholl's(R) and the United States Postal Service. Through the efforts of Hamilton Projects, the Company has taken advantage of various consumer product and promotional opportunities such as a dedicated show on the Q2 channel of QVC and phone cards to market "Melrose Place" merchandise; the operation of World Wide Web sites on the Internet; the introduction of the Melrose Place Fragrance; as well as the traditional merchandising of clothing, posters, calendars and books.


COMPETITION

The entertainment industry is highly competitive with many companies competing for available literary properties, creative personnel, talent, production personnel, distribution channels and financing which are essential to acquire, develop, produce and distribute entertainment product. The Company's competitors include major motion picture and television companies as well as a broad range of independent production and distribution companies. Certain of the Company's competitors have greater financial resources than those of the Company. Moreover, the repeal of certain governmental regulations permits the U.S. television networks to acquire a financial interest in, and syndication rights to, television programs which intensifies competition in the television industry. See "Governmental Regulation."

Despite the fact that the Company may receive an order from the networks for the production of a pilot, series, movie or mini-series, the networks are under no obligation to actually broadcast the Company's product. The Company's successful off-network domestic sale of a network series generally depends upon the ratings achieved through network exhibition of such a series over a number of years. In turn, the Company's overall success in achieving multiple years of network exhibition of a series is dependent upon unpredictable factors such as the viewing public's acceptance as reflected by its ratings.

In addition to its internally produced product, the Company must continue to acquire distribution rights to entertainment product produced by third parties. In order to acquire rights to distribute new third-party product, the Company may be required to increase its guaranteed advance payments to producers and/or reduce the distribution fees it charges to maintain its competitive position.

Licensing television programming to broadcasters and cable networks has also become increasingly competitive as new programming continually enters the market and certain of the Company's competitors attempt to develop their own programming services and/or align themselves with the existing U.S. networks.

Spelling Films competes with numerous well-financed, established companies engaged in feature film production and distribution. The Company has had a short operating history in this area and does not possess the theatrical distribution capabilities or track record of some of its competitors.

The Company's ability to compete in certain countries is affected by local restrictions and quotas. Governments of certain countries require that a minimum percentage of locally produced programming be broadcast. See "Government Regulation" below.

TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

The Company or its subsidiaries own various United States trademarks and service marks, including SPELLING(R), BEVERLY HILLS, 90210(R), MELROSE PLACE(R), COMMAND AND CONQUER(R), REPUBLIC(R), SPELLING FILMS(TM), WESTWOOD STUDIOS(TM), WORLDVISION(R) and BIG TICKET TELEVISION(R), and has applied for registration for numerous other marks relating to its entertainment product in the United States and foreign countries. The Company uses the VIRGIN name and trademark under a license which expires in July 1999, with the Company having an option to extend the license an additional five years to July 2004. The Company or its subsidiaries own various foreign trademark and service mark registrations and have pursued licensing and/or merchandising opportunities related to the use of these marks. The Company registers and endeavors to take the necessary actions to protect the marks created and acquired in its businesses. See "Distribution - Licensing and Merchandising."

The Company regularly obtains copyright protection for each episode of its television programs, for its feature films and for other entertainment product. Certain of the Company's copyrights, trademarks and service marks may be considered material to the Company's business.


TECHNOLOGY

The Company is dependent on various forms of technology for the production and distribution of its entertainment product. As a result, the Company is subject to business risks as a result of changing technologies in the media, communications and computer industries. Changes in the hardware platforms, new digital disk systems, direct-to-home satellite systems and other new delivery systems also provide new opportunities and markets for the Company. The Company endeavors to minimize the risk of technological change to or obsolescence of a particular hardware platform or media and take advantage of new markets created by changing technologies. Additionally, the risk of illegal manufacture and distribution ("piracy") of the Company's entertainment product may increase with the advancement and proliferation of various technologies. It is difficult for the Company to determine the impact of such piracy and there can be no assurance that such activities will not have a material impact on the Company.


GOVERNMENT REGULATION

The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming is substantially affected by regulations of the Federal Communications Commission ("FCC") applicable to television stations, television networks and cable television systems. The FCC's syndicated program exclusivity rules affect the sale of programming to commercial television stations, regional superstations and cable networks. Pursuant to these rules, commercial television stations can bargain for the exclusive right to broadcast programming, generally within a 35-mile radius, and separately to require cable television systems with 1,000 or more subscribers to black out showings of the same programming on certain television stations they carry in order to preserve contracted exclusivity. The FCC also allows regional superstations (such as WTBS in Atlanta and WGN in Chicago) and cable group owners to purchase rights to programming and broadcast on a nationwide basis.

The Cable Television Consumer Protection and Competition Act of 1992 ("Cable Act") prohibits certain unfair or discriminatory practices in the distribution of the signal from satellite superstations or in the sale of satellite cable programming by entities affiliated with cable operators. The Telecommunications Act of 1996 ("1996 Act") extends these rules to entities affiliated with common carriers. The Cable Act also strictly limits entities affiliated with cable operators in offering exclusive contracts for satellite cable programming or superstations. Furthermore, the Cable Act prohibits certain coercive and discriminatory acts by cable operators and satellite program vendors against multichannel video program distributors. In addition, the Cable Act provides all commercial television stations with the right to bargain for and withhold consent to the local retransmission of their signals by cable television systems, and certain local stations have the option to demand carriage on cable systems. These provisions are subject to interpretation by the FCC. Moreover, judicial appeals relating to various aspects of these rules are pending. Accordingly, the Company cannot predict the specific impact of the Cable Act on its business. The 1996 Act eliminates the numerical restrictions on the number of television stations that one entity may own and increases the national audience reach limitation by one entity from 25% to 35%. In addition, the FCC is directed to revise its dual network rule which prohibits a TV station from affiliating with an entity maintaining two or more networks of television broadcast stations. The FCC must now permit such affiliations unless certain limited circumstances pertain. The FCC must also amend its rules to permit common ownership or control of a broadcast network and cable systems and it must determine whether its rule prohibiting common ownership of co-located cable systems and television broadcast stations should be retained. These changes in the FCC's ownership rules could have an adverse effect on the Company in that the number of potential customers for its programming may be reduced. In 1989, the 12-member European Community ("EC") adopted a directive that its member states ensure that more than 50% of the programming shown on their television stations be European-produced "where practicable." These guidelines could restrict the amount of American television programming and feature films that are shown on European television. In the recently concluded General Agreement on Trade & Tariffs, the EC refused to make any commitment to modify these guidelines or to refrain from adopting additional barriers. Because of significant questions regarding the interpretation and enforcement as well as the possible future modification of the current guidelines, the Company cannot predict what effect they may have on its business. At this time, the EC has decided not to tighten the quotas or reduce the flexibility with regard to the quotas. In addition, many European countries have adopted individual national restrictions on broadcasting of programming based on origin. Other countries in which the Company distributes its programming may adopt similar restrictions, which may have an adverse effect on its ability to distribute its programs or create stronger incentives for the Company to establish ventures with international firms.

The effect of the foregoing regulations on the Company's operations cannot be accurately assessed at this time.

On September 6, 1995, the FCC released an order repealing its rules governing financial interests in and syndication of programming by the broadcast television networks (the "Fin Syn Rules"). The earlier decision of the FCC to permit the expiration of the Fin Syn Rules was recently upheld by the United States Court of Appeals for the Seventh Circuit. The repeal of the Fin Syn Rules could have a material adverse effect on the Company.

EMPLOYEES

At December 31, 1996, the Company had approximately 1,100 employees. In addition, the Company employs a large number of individuals for particular television and feature film productions. As a result, the total number of employees can vary substantially during the course of a year depending upon the number and scheduling of its productions.

Certain of the Company's subsidiaries are signatories to collective bargaining agreements relating to the engagement of various individuals in the many different job classifications required to produce entertainment product. These agreements set forth wage scales and fringe benefits which are generally applicable to the production of television programming and feature films. In the United States, the agreements are industry-wide, whereas in Canada they are negotiated on a company-by-company basis. These employees include writers, directors, actors, musicians and studio technicians and craftsmen.

The following table sets forth the union contracts to which certain of the Company's subsidiaries are parties, and the relevant expiration dates:

                                                                                                  CONTRACT
         UNION                                                                                EXPIRATION DATE
         -----                                                                                ---------------
         International Alliance of Theatrical
          and Stage Employees (IATSE) (United States) . . . . . . . . . . . . . . . . . . .   July 31, 2000
         Writers Guild of America . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   March 1, 1998
         Screen Actors Guild  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   June 30, 1998
         American Federation of Musicians (TV Film) . . . . . . . . . . . . . . . . . . . .   February 15, 1999
         American Federation of Musicians (TV Tape) . . . . . . . . . . . . . . . . . . . .   May 31, 1999
         Directors Guild of America . . . . . . . . . . . . . . . . . . . . . . . . . . . .   June 30, 1999
         Directors Guild of America Freelance Live and Tape
          Television Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   June 30, 1999
         IATSE Videotape Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   July 31, 2000
         American Federation of Television and Radio Artists  . . . . . . . . . . . . . . .   November 15, 1997
         Teamsters Local Union No. 155  . . . . . . . . . . . . . . . . . . . . . . . . . .   May 31, 1997 (a)

         (a) Canadian guild.

Although the Company considers its guilds and union relationships to be satisfactory at present, the renewal of union contracts does not depend on its activities or decisions alone and is largely beyond the Company's control. If the relevant union and the motion picture and television industry were unable to come to a new agreement prior to these expiration dates, any resulting work stoppage could adversely affect the Company's production activities.


DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of VIE, its interactive game subsidiary, through a public offering expected to be completed by December 1997. Accordingly, VIE is presented as a discontinued operation in the accompanying financial statements.

Prior to 1992, the Company, formerly known as The Charter Company, was engaged in petroleum operations, all of which have been sold or discontinued.

Additional information relating to discontinued operations, including information regarding environmental contingencies, is provided in the accompanying financial statements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" and Notes 1, 2 and 9.

ITEM 2.  PROPERTIES

The Company leases office space of approximately 166,000 square feet in Southern California and 54,000 square feet in New York City for its continuing operations. In addition, the Company leases offices in other cities in the United States and in various other countries throughout the world in connection with its international distribution activities. The Company also rents facilities on a short-term basis for the production of its entertainment product. Management believes comparable space is readily available should any lease expire without the prospect of renewal.

VIE leases office space of approximately 59,000 square feet in Southern California, 37,000 square feet in Las Vegas and 22,000 square feet in London. In addition, VIE leases offices in other cities in the United States and in various other countries throughout the world in connection with its distribution activities. Management believes comparable space is readily available should any lease expire without the prospect of renewal. The Company has guaranteed VIE's lease obligations with respect to the Las Vegas and London facilities.

In November 1996, the Company sold a 43,000 square foot building in Los Angeles, formerly occupied by Republic, which is now located at the Company's corporate offices.

ITEM 3.    LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its entertainment business operations. The Company believes such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes in connection with certain bankruptcy and environmental matters relating to the Company's discontinued operations, as well as other matters. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes, based upon its current knowledge of the facts and circumstances and its understanding of the applicable law, that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the allowances which have been established in connection with these matters and the Company's coverage under an insurance-type indemnity agreement which covers up to $35,000,000 of certain such liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments. Substantial portions of such allowances and indemnity are intended to cover environmental costs associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the allowances by more than $50,000,000, a substantial portion of which would be covered by the indemnity discussed above. (For a more complete description of such legal matters, see the discussion under "Contingencies" in Note 9.)



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the New York and Pacific Exchange under the symbol SP. The table below sets forth the low and high sales prices for the Common Stock as reported on the Composite Tape.

                               1996                             1995
                        -------------------              -------------------
         QUARTER        LOW            HIGH              LOW            HIGH
         -------        ---            ----              ---            ----
         First        $  9 1/4       $ 13 3/8          $   9 1/2      $ 11 7/8
         Second          6 7/8         10 1/8              9 5/8        11 1/4
         Third           6 1/2          8 1/8              9 1/4        13 7/8
         Fourth          6 7/8          9 5/8             12 1/4        14

The number of holders of record of the Company's Common Stock as of March 26, 1997, was approximately 9,400. Dividend payments were discontinued by the Board of Directors as of the fourth quarter of 1994 and the Board of Directors does not have any current plans to resume payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended December 31 (in thousands, except per share data). Refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" and Notes 1, 2 and 9 for discussion of discontinued operations.



                                         1996           1995          1994(a)         1993           1992
                                       --------       --------       --------       --------       --------
Income Statement Data:
Revenue from continuing
   operations                          $497,601       $452,150       $416,445       $274,899       $257,546
Operating income                        $23,790        $66,252        $40,394        $39,727         $8,833
Net income from
   continuing operations                 $4,075        $34,131        $19,430        $23,659         $7,917

Net income per common
   and common equivalent share
   from continuing operations (b)         $0.04          $0.39          $0.26          $0.42          $0.15


Balance Sheet Data:
Total assets                           $840,346       $956,836       $871,245       $474,471       $451,661
Long-term debt                          315,000        210,000        181,805         49,580        109,915
Shareholder's equity                    319,743        558,520        528,447        297,854        197,560
Cash dividends per
   common share                               -              -           0.06           0.08           0.08


(a) The Company acquired Republic on April 26, 1994 and, accordingly, amounts are not comparable to 1995 or to prior years.

(b) Per share amounts for 1993 and 1992 are calculated after preferred dividends of $724,000 and $810,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes.


BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

The Company has acquired, invested in or divested of businesses based on financial and strategic considerations. The Company may from time to time invest in, acquire or divest of businesses or assets in addition to those described below.

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

In connection with the Acquisition, the Company also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, the Company may acquire, or be required by Blockbuster Entertainment Group ("BEG"), a division of Viacom, to purchase, these shares from BEG at an agreed-upon price. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. On June 8, 1995, BEG acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. BEG and the Company have executed amendments to extend the put-and call-option agreements, which were originally scheduled to expire in July 1995, through May 2, 1997.

The Company is strengthening its core television and feature film businesses in an effort to improve their performance in an increasingly competitive environment. This has included a significant increase in the production of new television series, first-run syndication programming and feature films, as well as expanded efforts to exploit the Company's entertainment product on an international basis. As part of its focus on these core businesses, the Company recently announced its intention to dispose of its interactive game business through a public offering of VIE which is currently expected to be completed by December 1997. As a result of this decision, VIE is being treated as a discontinued operation. See "Results of Operations - Discontinued Operations" and "Financial Condition" below and Notes 1, 2 and 9 regarding the planned disposition of VIE.


RESULTS OF OPERATIONS

Results of operations for the years ended December 31, 1996, 1995 and 1994 are not comparable due to the business combinations, acquisitions and dispositions described above.

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

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen as well as any changes in the law and governmental regulation. On September 6, 1995, the FCC released an order repealing its rules which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. The Telecommunications Act of 1996 eliminates the restrictions on the number of television stations that one entity may own and increases the national audience reach limitation by one entity from 25% to 35%. Accordingly, the networks will be able to own the programming which they broadcast, and increasingly become competitors of the Company in the production and distribution of programming.

The following paragraphs discuss significant items in the Consolidated Statements of Operations for the three years ended December 31, 1996.


REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three years ended December 31 (in thousands):


                                         1996           1995           1994*
                                       --------       --------       --------
Television                             $402,600       $352,477       $328,014
Home video                               57,282         74,873         66,909
Film distribution                        17,418          5,903          1,187
Licensing and merchandising              15,076         15,758         18,074
Other                                     5,225          3,139          2,261
                                       --------       --------       --------
                                       $497,601       $452,150       $416,445
                                       ========       ========       ========


* Includes eight months of operations of Republic.


Television revenue increased $50,123,000 (14%) and $24,463,000 (7%) in 1996 and
1995, respectively. The increase in 1996 arose primarily from (i) higher per episode network license fees; (ii) increased hours of programming delivered to the networks; and (iii) higher revenue from exploitation of the Company's library. These increases were offset by reduced first-run syndication revenue and the one-time effect in the first quarter of 1995 of conforming the Company's accounting policies to those of Viacom. (See Note 1.) The increase in 1995 was attributable to (i) higher per episode network license fees; (ii) the continued distribution of programming in the first-run syndication market; (iii) higher revenue from the exploitation of the Company's library; and (iv) the one-time effect recorded in the first quarter of 1995 of conforming the Company's accounting policies to those of Viacom discussed above, offset by fewer hours of programming delivered to the networks.

Home video revenue decreased $17,591,000 (23%) in 1996 from 1995. This decrease is attributable to home video retailers purchasing greater volumes of the major studios' theatrical releases and lower volumes of made-for-video product like the Company's. It is expected that this trend will continue, at least in the near term. The Company plans to reduce its acquisition of made-for-video titles to focus on the distribution of its library product in the sell-through marketplace and the release of its theatrical titles. Two of the Company's 1996 theatrical feature films are scheduled for release in the home video market in
1997.   Home video revenue increased $7,964,000 (12%) in 1995 as compared to
1994, primarily as a result of having 12 months of operations of Republic (acquired April 26, 1994) included in the 1995 results as compared to only eight months of operations in 1994. This increase was partially offset by the significant international home video release of a 10- film package in 1994, "Young and Reckless," with no release(s) of similar significance in 1995.

Film distribution revenue increased $11,515,000 (195%) and $4,716,000 (397%) in 1996 and 1995, respectively. The increase in 1996 as compared to 1995 is due primarily to the Company's domestic theatrical releases of "Bound" and "Stephen
King's Thinner" in the fourth quarter.   The increase in 1995 as compared to
1994 is due primarily to the international release of "The Usual Suspects" in 1995 with no release of similar significance in 1994.

Licensing and merchandising revenue decreased $682,000 (4%) and $2,316,000 (13%) in 1996 and 1995, respectively, due primarily to a continuing decline in the licensing revenue for "Beverly Hills, 90210" and "Melrose Place."

Other revenue increased $2,086,000 (66%) in 1996 from 1995 and $878,000 (39%) in
1995 from 1994 primarily due to increases in music royalties and an overall increase in the volume of product owned and distributed by the Company.

Certain operations of the Company generate revenue denominated in foreign currencies and, as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in French francs, Canadian dollars and Mexican pesos, among others.


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. (See
Note 1.)  Such costs increased $79,756,000 (24%) and $2,437,000 (1%) in 1996 and
1995, respectively, from the prior years. The increases primarily resulted from the increases in revenue discussed above. Additionally, the percentage relationship between such costs and the related revenue was 83%, 74% and 80% in 1996, 1995 and 1994, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and
(ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $43,967,000, $22,761,000 and $23,504,000 in 1996, 1995
and 1994, respectively. The write-downs in 1996 were primarily attributable to deficits associated with new television series and first-run syndication programming produced, the initial release of two feature films and the decline in the market for made-for-video product.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs increased $8,157,000 (16%) and $7,410,000 (17%) in 1996 and 1995, respectively. The increase in 1996 is due primarily to the growth in the Company's distribution infrastructure. The increase in 1995 resulted primarily from the selling, general and administrative costs related to the operations of Republic, including the amortization of intangible assets, for the full 12-month period in 1995.

INTEREST EXPENSE, NET

Interest expense, net of amounts capitalized, increased $2,548,000 (21%) and $3,777,000 (47%) in 1996 and 1995, respectively. The increases were due to higher average indebtedness in both years. In 1996, this increase was partially offset by an increase in interest capitalized due to longer production cycles associated with the Company's increased theatrical production activities. In 1996 and 1995, these increases were also partially offset by a decrease in the average interest rate. (See Note 4 and "Financial Condition" below.) The Company's interest expense is dependent upon the interest rates on its outstanding obligations and the Company could experience significant increases or decreases in interest expense resulting solely from increases or decreases in such interest rates.


PROVISION FOR INCOME TAXES

During 1996, the Company's provision for income taxes decreased $15,331,000, to a provision of $7,253,000 in 1996 as compared to a provision of $22,584,000 in 1995, largely as a result of the decrease in income from continuing operations for the year offset by a change in the effective tax rate. The effective tax rate increased to 64% in 1996 from 40% in 1995, largely as a result of changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes.

During 1995, the Company's provision for income taxes increased $7,168,000 compared to the provision in 1994 due to the increase in income from continuing operations before income taxes, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 40% in 1995 from 44% in 1994, largely as a result of the changes in the relationship between revenue and expenses comprising income from continuing operations, partially offset by the effect of a reversal of reserves as a result of the favorable settlement of certain tax controversies.


DISCONTINUED OPERATIONS

INTERACTIVE GAME BUSINESS. On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, through a public offering expected to be completed by December 1997 and, accordingly, VIE is presented as a discontinued operation in the accompanying financial statements.

Interactive revenue increased $41,809,000 (20%) and $28,843,000 (16%) in 1996 and 1995, respectively. The increase in 1996 from 1995 is attributable to a greater volume of new product releases in the third and fourth quarters, including the successful "Command and Conquer: Red Alert," as well as the continued growth of the Company's distribution of third-party product in Europe. The increase in 1995 from 1994 is primarily as a result of having 12 months of operations of VIE and its subsidiaries (acquired July 30, 1994) included in the 1995 results as compared to only five months of operations in 1994. Anticipated growth in revenue in 1996 and 1995 was not achieved due to delays in the release of a number of VIE's titles, as well as fewer than anticipated shipments to retailers, reflecting in part the continuing reluctance by consumers to purchase interactive software product until the new generation of hardware platforms achieve a higher installed base. It is expected that revenue will continue to be adversely impacted by these conditions in the near term. The Company continues to actively work with hardware manufacturers to develop and adapt its titles to different platforms as they become commercially viable.

In general, VIE's revenue is highest in the fourth quarter of each year as it coincides with the holiday buying season. VIE released "The Lion King" interactive game, VIE's highest grossing title ever, on various cartridge formats in October 1994 and released "Command and Conquer: Red Alert," VIE's highest grossing PC CD-ROM title ever, in November 1996. These games contributed very significant portions of the worldwide interactive revenue realized by the Company during 1994 and 1996 while there was no release of similar significance in 1995.

Cost of sales for the interactive game business increased $84,813,000 (46%) and $33,586,000 (22%) in 1996 and 1995, respectively. The increase in 1996 is primarily due to (i) the increase in revenue for the same period; (ii) the write-off of certain projects as they were determined to no longer be commercially viable and (iii) the write-down of certain projects to net realizable value. Additionally, prior to May 1996, the Company accounted for all of its entertainment product, including the software development costs of VIE under the requirements of SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," capitalizing all direct development and production costs, as well as capitalized overhead and interest. In May 1996, the Emerging Issues Task Force ("EITF") published Issue No. 96-6, "Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products." The SEC Observer attending the EITF meeting made the determination that companies developing computer software, without regard to the nature of the business enterprise, are required to follow the guidance of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and capitalize development costs at that point in time when technological feasibility is achieved. Therefore, the Company has applied SFAS No. 86 with respect to capitalization of software development costs and has recorded a cumulative pretax adjustment of approximately $7,500,000 in the second quarter of 1996 to reflect this change. The Company is also restating its second and third quarter 1996 results in filings on Form 10-QA to reflect the cumulative and period adjustments. The amounts included for prior years are not material to the respective periods. The increase in 1995 is substantially due to the increase in revenue for the same period and the write-off of certain projects as they were determined to no longer be commercially viable.

Selling, general and administrative costs for the interactive game business increased $23,594,000 (47%) and $29,323,000 (139%) in 1996 and 1995,
respectively. The increase in 1996 is due primarily to the growth of the interactive distribution infrastructure and increase in the number of titles to be released. The increase in 1995 from 1994 is primarily as a result of having 12 months of operations in the 1995 results as compared to only five months of operations in 1994.

Interest expense, net of amounts capitalized, increased $6,092,000 and $3,848,000 in 1996 and 1995, respectively. The increase in 1996 is primarily due to higher average borrowings coupled with an increase in the allocation of interest expense related to VIE's pro rata share of the Company's borrowings under its credit agreement with Viacom. The increase in 1995 and 1994 is primarily as a result of having 12 months of operations in the 1995 results as compared to only five months of operations in 1994.

The provision for income taxes increased $20,692,000 to a provision of $11,879,000 in 1996 as compared to a benefit of $8,813,000 in 1995, principally as a result of the Company's determination that the tax benefit from VIE's current and past losses is not currently realizable under a more likely than not standard. The provision decreased $13,092,000 in 1995 from a provision of $4,279,000 in 1994, largely as a result of the respective decrease in pretax income.

Minority interest in the (income)/loss of VIE was $409,000, $1,382,000 and ($680,000) in 1996, 1995 and 1994, respectively. The Company has put- and call-option agreements with Blockbuster on behalf of Viacom with respect to the remaining minority interest in VIE. These agreements, as amended, will expire on May 2, 1997.

The financial position of the discontinued operations of VIE is presented in the balance sheets under the caption "Net assets of VIE." During 1996, the net assets of VIE decreased by approximately $194,000,000 as a result of operating losses, the recording of an impairment loss with respect to the carrying value of goodwill and accounting adjustments recorded in connection with the Company's decision to dispose of VIE through a public offering expected to be completed by December 1997. (See "Financial Condition" below and Notes 1, 2 and 9 regarding the planned disposition of VIE.)

PETROLEUM BUSINESS. The Company, formerly known as The Charter Company ("Charter"), was engaged in petroleum operations, and in 1992 sold substantially all of the remaining such operations without material gain or loss. The Company continues to sell the few remaining assets of the discontinued operations whenever possible and to resolve remaining claims and liabilities. (See Note 9.)

The financial position of the discontinued operations of Charter is presented in the balance sheets under the caption "Net liabilities related to discontinued operations of Charter." Included in such amounts are certain allowances for estimated expenses related to environmental matters and disputed claims relating to the reorganization in 1986 under Chapter 11 of the Bankruptcy Code. These allowances totaled approximately $10,986,000 and $12,194,000 at December 31, 1996 and 1995, respectively. (See Note 9.)

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes, environmental clean-up assessments or damages and other matters. Some of the parties involved in such actions seek damages in very large amounts. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes, based upon its current knowledge of the facts and circumstances and its understanding of the applicable law, that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the allowances described above and the Company's coverage under an insurance-type indemnity agreement which covers up to $35,000,000 of certain such liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments. Substantial portions of such allowances and indemnity are intended to cover environmental costs associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the allowances by more than $50,000,000, a substantial portion of which would be covered by the indemnity discussed above. (See Note 9.)

FINANCIAL CONDITION

CONTINUING OPERATIONS. The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $416,841,000 and $327,936,000 in 1996 and 1995, respectively. Additionally, future expenditures by the Company are expected to remain consistent with 1996 expenditures in conjunction with its projected production levels. The cost of producing network television programming is largely funded through the receipt of the related network license fees.

The deficit financing of its network programming and the cost of other production and acquisition activities has historically been funded through the Company's operating cash flow and borrowings under its credit arrangements. The Company's principal credit agreement is with Viacom (the "Viacom Credit Agreement"). (See Note 4.) The Viacom Credit Agreement provides for a term loan facility of $200,000,000 and a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. The Company's net borrowings under its credit facilities increased $105,000,000 in 1996, primarily to fund its production and acquisition activities, as well as the operations of VIE.

In order to meet the anticipated capital requirements to fund increased production and acquisition activities, the Company is currently exploring a number of additional sources of external financing. The Company has engaged an investment bank to act as its advisor with respect to a proposed program which would fund production of certain motion pictures on a limited recourse basis. No assurance can be given that the program will be successfully implemented or that the Company will obtain funding for film production through the contemplated program. Except as set forth above, the Company has no other external sources of financing.

In connection with the Merger in October 1993, the Company issued 13,362,215 shares of the Company's Common Stock to BEC in exchange for 3,652,542 shares of BEC common stock. The BEC shares were subsequently resold, with the Company realizing approximately $100,445,000 in proceeds. The Company subsequently used the proceeds to redeem, pay or prepay all its subordinated debt and a substantial portion of its bank debt. (See Notes 2, 4 and 5.) The Company borrowed the funds required to complete the Merger in the second quarter of 1994.

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company expects to have sufficient resources available from the cash provided by operating activities and that available under its credit facility and other financing sources, to meet its ongoing plans for the production and acquisition of entertainment product and to take advantage of internal and external development and growth opportunities.

DISCONTINUED OPERATIONS. A wholly owned subsidiary of VIE has a revolving multi-currency credit agreement for $100,000,000 with a bank in the U.S. (the "Credit Agreement"). As of December 31, 1996, this subsidiary had $269,000 in letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases. There were no letters of credit outstanding under the Credit Agreement at December 31, 1995. Viacom has guaranteed all of the borrowings under the Credit Agreement, which expires on March 31, 1998. (See
Note 9.)

Another wholly owned subsidiary of VIE has a credit facility in the net amount of 10,000,000 pounds sterling with a bank in the United Kingdom (the "UK Facility"), which the Company has guaranteed. This facility, which expires on April 30, 1997, has been renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility, which will be an annual facility, will expire on December 31, 1997 and will be guaranteed by Viacom and the Company. (See Note 9.) As of December 31, 1996 and 1995, this subsidiary had approximately $461,000 and $2,200,000, respectively, in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company also provides a rent guarantee for this subsidiary which expires in 2005. This guarantee will be complemented with a Viacom guarantee when the renegotiated UK Facility is in place.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation," both effective for fiscal years beginning after December 15, 1995. Both statements have been adopted in the accompanying financial statements or notes thereto. (See Notes 1 and 5.)

In 1994, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 94-6, "Disclosure of Certain Significant Risks and Uncertainties," effective for fiscal years ending after December 15, 1995. The Company adopted SOP 94-6 in the accompanying financial statements. (See
Note 1.)

Effective January 1994, the Company became subject to SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 112 did not have an effect on the Company's results of operations or financial condition because the Company does not provide such benefits. However, the adoption of SFAS No. 115 required the Company to adjust the carrying value of a common stock investment to fair market value with a corresponding adjustment, net of tax, to its Shareholders' Equity. (See Notes 1, 5 and 9.)

In May 1996, the Emerging Issues Task Force published Issue No. 96-6, "Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products," which determined that companies developing computer software are required to follow SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company had previously accounted for its software development costs with respect to interactive games under the requirements of SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The Company recorded a cumulative pretax adjustment of approximately $7,500,000 resulting from the change to SFAS No. 86 in the second quarter of 1996 and is restating its second and third quarter 1996 results in filings on Form 10-QA to reflect the cumulative and period adjustments. (See Notes 1 and 9.)

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which will be effective for interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt SFAS No. 128 for fiscal year ending December 31, 1997 and does not expect this statement to have a material effect on its earnings per share. (See Note 1.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX

                                                                       PAGE
                                                                       ----
Report of Independent Accountants                                      24

Consolidated Balance Sheets:
   December 31, 1996 and 1995                                          25

Consolidated Statements of Operations:
   Years ended December 31, 1996, 1995 and 1994                        26

Consolidated Statements of Changes in Shareholders' Equity:
   Years ended December 31, 1996, 1995 and 1994                        27

Consolidated Statements of Cash Flows:
   Years ended December 31, 1996, 1995 and 1994                        28

Notes to Consolidated Financial Statements                             29

   "Selected Quarterly Financial Data" has been included in Note 12 to the Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF SPELLING ENTERTAINMENT GROUP INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. on page 53 present fairly, in all material respects, the financial position of Spelling Entertainment Group Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                   PRICE WATERHOUSE LLP



Los Angeles, California
March 21, 1997

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     December 31,
                                                               ----------------------
                                                                 1996           1995
                                                               -------        -------
                          ASSETS
Current Assets:
Cash and cash equivalents                                       $3,325         $6,644
Accounts receivable, net                                       104,645        128,720
Entertainment product, net                                     233,002        241,934
Other current assets                                             4,204          9,959
                                                              --------       --------
           Total current assets                                345,176        387,257

Accounts receivable, net                                        91,880         25,727
Entertainment product, net                                     182,786        123,309
Property and equipment, net                                     13,389         12,574
Net assets of VIE                                               14,289        209,021
Intangible assets, net                                         192,806        198,291
Other noncurrent assets                                             20            657
                                                              --------       --------
                                                              $840,346       $956,836
                                                              ========       ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other liabilities       $36,103        $28,260
Accrued participation expense                                   54,534         49,160
Deferred revenue                                                21,388         19,362
Income and other taxes                                             791          1,395
                                                              --------       --------
          Total current liabilities                            112,816         98,177

Accrued participation expense                                   45,797         43,866
Long-term debt payable to Viacom                               315,000        210,000
Deferred income and other taxes                                 36,156         30,519
Net liabilities related to discontinued operations
   of Charter                                                   10,834         15,754
                                                              --------       --------
                                                               520,603        398,316
                                                              --------       --------

Commitments and contingent liabilities

                   SHAREHOLDERS' EQUITY
Preferred Stock                                                      -              -
Common Stock, $.001 par value,
     - 300,000,000 shares authorized
     - 90,625,321 and 89,683,378 shares issued and
       outstanding                                                  91             90
Capital in excess of par value                                 576,260        571,244
Accumulated deficit                                           (258,671)       (11,914)
Cumulative translation adjustment                                2,063           (900)
                                                              --------       --------
          Total shareholders' equity                           319,743        558,520
                                                              --------       --------
                                                              $840,346       $956,836
                                                              ========       ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      Year ended December 31,
                                                             ----------------------------------------
                                                                1996           1995            1994
                                                             --------       --------        --------
Revenue                                                       $497,601       $452,150        $416,445
Costs and expenses:
    Entertainment product costs                                413,845        334,089         331,652
    Selling, general and administrative                         59,966         51,809          44,399
                                                             ---------       --------        --------
                                                               473,811        385,898         376,051
                                                             ---------       --------        --------

Operating income                                                23,790         66,252          40,394

Interest income                                                  1,585          2,279           2,488
Interest expense, net                                          (14,431)       (11,883)         (8,106)
Other, net                                                         384             67              70
                                                             ---------       --------        --------
Income from continuing operations
   before income taxes                                          11,328         56,715          34,846
Provision for income taxes                                      (7,253)       (22,584)        (15,416)
                                                             ---------       --------        --------

Income from continuing operations                                4,075         34,131          19,430
Income (loss) from discontinued operations of VIE, net        (103,820)       (17,610)          4,678
Estimated loss on disposal of VIE, net                        (151,380)             -               -
                                                             ---------       --------        --------
Net income (loss)                                            ($251,125)       $16,521         $24,108
                                                             =========       ========        ========


Average number of common and common equivalent shares           90,369         88,458          74,377
                                                             =========       ========        ========
Income (loss) per common
   and common equivalent share:
   Continuing operations                                         $0.04          $0.39           $0.26
   Discontinued operations                                       (2.82)         (0.20)           0.06
                                                             ---------       --------        --------
   Net income (loss) per common and common equivalent share     ($2.78)         $0.19           $0.32
                                                             =========       ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                        Common Stock         Capital In                    Cumulative       Total
                                   ----------------------    Excess of     Accumulated    Translation   Shareholders'
                                     Number     Par Value    Par Value        Deficit      Adjustment      Equity
                                   ----------   ---------    ----------    -----------    -----------   -------------
Balance December 31, 1993          64,504,838    $ 6,450      $342,824      ($51,420)        $    -        $297,854
Exercise of options                 1,463,429        147         8,218             -              -           8,365
Pension liability adjustment, net           -          -             -           380              -             380
Cash dividends paid or accrued:
   Common Stock                             -          -             -        (4,334)             -          (4,334)
Merger with Republic                        -          -        (6,670)            -              -          (6,670)
Acquisition of VIE                 22,015,062      2,201       202,471             -              -         204,672
Unrealized holding gain, net                -          -             -         3,979              -           3,979
Cumulative translation adjustment           -          -             -             -             93              93
Net income                                  -          -             -        24,108              -          24,108
                                   ----------    -------      --------       -------         ------        --------
Balance December 31, 1994          87,983,329      8,798       546,843       (27,287)            93         528,447
Exercise of options
   and warrants                     1,700,049         36        11,339             -              -          11,375
Pension liability adjustment, net           -          -             -           829              -             829
Income tax benefit related to
   stock options                            -          -         4,318             -              -           4,318
Change in par value as a
   result of reincorporation                -     (8,744)        8,744             -              -               -
Unrealized holding loss, net                -          -             -        (1,977)             -          (1,977)
Cumulative translation adjustment           -          -             -             -           (993)           (993)
Net income                                  -          -             -        16,521              -          16,521
                                   ----------    -------      --------       -------         ------        --------
Balance December 31, 1995          89,683,378         90       571,244       (11,914)          (900)        558,520
Exercise of options
   and warrants                       941,943          1         4,878             -              -           4,879
Pension liability adjustment,
   net                                      -          -             -         1,453              -           1,453
Income tax benefit related
   to stock options                         -          -           138             -              -             138
Unrealized holding gain, net                -          -             -         2,915              -           2,915
Cumulative translation adjustment           -          -             -             -          2,963           2,963
Net loss                                    -          -             -      (251,125)             -        (251,125)
                                   ----------    -------      --------     ---------         ------        --------
                                   90,625,321    $    91      $576,260     ($258,671)        $2,063        $319,743
                                   ==========    =======      ========     =========         ======        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Year Ended December 31,
                                                              ---------------------------------------
                                                                 1996          1995           1994
                                                              ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $(251,125)     $  16,521      $  24,108
   Adjustments to reconcile net income (loss)
       to cash flows from continuing operations:
       Net (income) loss from discontinued operations           255,200         17,610         (4,678)
       Depreciation and amortization                              8,596          7,739          6,926
       Amortization of entertainment product costs              362,255        251,854        282,006
       Additions to entertainment product costs                (416,841)      (327,936)      (307,824)
       Increase in accounts receivable                          (42,829)       (19,842)       (14,658)
       Increase in accounts payable, accrued expense,
           other liabilities and income taxes                    12,919          9,928          7,842
       Increase (decrease) in accrued
           participation expense                                  9,708         13,521         (8,738)
       Increase (decrease) in deferred revenue                    2,042          8,090         (3,697)
       Other, net                                                 1,393           (982)        (3,535)
                                                              ---------      ---------      ---------
       Net cash used by continuing operations                   (58,682)       (23,497)       (22,248)
       Net cash used by discontinued operations                 (47,726)       (20,763)       (45,859)
                                                              ---------      ---------      ---------
                                                               (106,408)       (44,260)       (68,107)
                                                              ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Merger with Republic, net of cash acquired                        -              -       (102,299)
    Cash acquired in acquisition of VIE                               -              -          2,197
    Sale of discontinued operations properties of Chapter             -              -          2,703
    Purchases of property and equipment, net                     (3,902)        (5,955)        (3,939)
    Funding of discontinued operations of VIE                   (44,773)        (2,591)          (297)
    Changes in net liabilities related to
         discontinued operations of Charter                      (2,552)        (9,961)        (8,696)
                                                              ---------      ---------      ---------
    Net cash used by continuing operations                      (51,227)       (18,507)      (110,331)
    Net cash used by discontinued operations                     (7,752)        (9,744)        (2,766)
                                                              ---------      ---------      ---------
                                                                (58,979)       (28,251)      (113,097)
                                                              ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under credit facilities                          120,000         68,000        208,305
    Repayments of credit facilities                             (15,000)       (39,873)       (76,101)
    Cash dividends paid on Common and Preferred Stock                 -              -         (4,334)
    Issuances of Common Stock                                     1,590          7,841          6,904
                                                              ---------      ---------      ---------
    Net cash provided by continuing operations                  106,590         35,968        134,774
    Net cash provided by discontinued operations                 54,294         34,821         56,148
                                                              ---------      ---------      ---------
                                                                160,884         70,789        190,922
                                                              ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (4,503)        (1,722)         9,718

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   20,678         22,400         12,682
                                                              ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  16,175      $  20,678      $  22,400
                                                              =========      =========      =========


CASH AND CASH EQUIVALENTS AT END OF YEAR:
    Continuing operations                                     $   3,325      $   6,644      $  12,680
    Discontinued operations                                      12,850         14,034          9,720
                                                              ---------      ---------      ---------
                                                              $  16,175      $  20,678      $  22,400
                                                              =========      =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS. Spelling Entertainment Group Inc. (the "Company") is a producer and distributor of television series, mini-series, movies-for-television and feature films (collectively referred to hereinafter as "entertainment product") and interactive games. The Company has an extensive library of entertainment product, which it distributes worldwide. The Company also licenses and otherwise exploits ancillary rights of this product, such as music and merchandising rights. Unless the context indicates otherwise, "Spelling" or the "Company" refers to Spelling Entertainment Group Inc. and its subsidiaries.

BASIS OF PRESENTATION. The consolidated financial statements present the consolidated financial position and results of operations of Spelling. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to the current year's presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could subsequently differ from those estimates.

Assets and liabilities of international operations are translated at year-end rates of exchange while results of operations are translated at average rates of exchange in effect for the applicable period. Translation gains or losses are shown as a separate component of Shareholders' Equity.

See Note 2 regarding the acquisition of Republic Entertainment Inc. (formerly Republic Pictures Corporation, together with its subsidiaries, "Republic"). See Notes 2 and 9 regarding the acquisition and planned disposition of Virgin Interactive Entertainment Limited ("VIEL," together with its subsidiaries, "VIE").

Blockbuster Entertainment Corporation ("BEC") owned 67,673,702 shares of the Company's Common Stock until September 29, 1994, when BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, Viacom currently owns approximately 75% of the Company's Common Stock.

Effective May 26, 1995, the Company changed its place of incorporation from Florida to Delaware by merging into a newly formed Delaware corporation. As a result of the Company's reincorporation, each share of the Company's common stock then issued was converted into and exchanged for one share of common stock, par value $.001 per share, of the Delaware corporation. There was no change in the business, properties or management of the Company as a result of this reincorporation.

CASH AND CASH EQUIVALENTS. Cash equivalents consist of interest-bearing securities with original maturities of less than 90 days.

ACCOUNTS RECEIVABLE, NET. Accounts receivable are net of allowances for doubtful accounts and returns of $18,935,000 and $26,070,000 at December 31, 1996 and 1995, respectively.

ENTERTAINMENT PRODUCT, NET. Entertainment product, net, includes production or acquisition costs (including advance payments to producers), capitalized overhead and interest, home video manufacturing costs, and prints, advertising and other related distribution costs expected to benefit future periods. These costs are amortized, and third-party participations and residuals are accrued, generally on an individual product basis in the ratio that current year gross revenue bears to estimated future gross revenue. Domestic syndication and basic cable revenue estimates are not included in estimated future gross revenue of television programming until such sales are probable.

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

COMPUTER SOFTWARE DEVELOPMENT COSTS. Prior to May 1996, the Company accounted for all of its entertainment product, including the software development costs of VIE, which develops, produces and distributes interactive games, under the requirements of SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," capitalizing all direct development and production costs, as well as capitalized overhead and interest. In May 1996, the Emerging Issues Task Force ("EITF") published Issue No. 96-6, "Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products." The SEC Observer attending the EITF meeting made the determination that companies developing computer software, without regard to the nature of the business enterprise, are required to follow the guidance of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and capitalize development costs at that point in time when technological feasibility is achieved. Therefore, the Company has applied the guidance of SFAS No. 86 with respect to capitalization of software development costs and has recorded a cumulative pretax adjustment of approximately $7,500,000 in the second quarter of 1996 to reflect this change. The Company is also restating its second and third quarter 1996 results in filings on Form 10-QA to reflect the cumulative and period adjustments. The amounts included for prior years are not material to the respective periods. (See Note 9.)

PROPERTY AND EQUIPMENT, NET. The carrying values of property and equipment are based on cost, and provision for depreciation is made principally on the straight-line method over estimated useful lives, ranging from 5 to 10 years. Property and equipment are net of accumulated depreciation of $11,179,000 and $8,570,000 at December 31, 1996 and 1995, respectively.

OTHER CURRENT ASSETS. Included in other current assets is a common stock investment at a carrying value (at fair value) of $5,480,000 at December 31, 1995. As of December 31, 1996, the same common stock investment is included in the net assets of discontinued operations at a carrying value (fair value) of $10,539,000. (See Note 9.) (Viacom owns a significant number of shares in the same company.) The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which became effective in 1994. This statement requires the Company to adjust the carrying value of this asset, which is classified as "available for sale" under the applicable provisions of SFAS No. 115, to fair market value based on its over-the-counter market price, with a corresponding adjustment, net of tax, to Shareholders' Equity. It is not clear that the Company could realize such a value if the investment were to be sold due to the low trading volume of such shares relative to the number of shares owned by the Company.

INTANGIBLE ASSETS, NET. Intangible assets represent the acquisition costs of Spelling Entertainment Inc. and Republic in excess of the value of their identified net assets. (See Note 2.) These costs are being amortized on a straight-line basis over 40 years. Amortization expense relating to such intangible assets was $5,486,000, $5,413,000, and $5,119,000 for the three years ended December 31, 1996, respectively. Intangible assets are net of accumulated amortization of $26,529,000 and $21,043,000 at December 31, 1996 and 1995,
respectively. It is the Company's policy to evaluate the carrying value of such costs on a regular basis, and to recognize impairment if it becomes probable that such costs would not be recoverable. In conjunction with its decision to divest of its interactive game business, VIE, the Company has recorded an impairment loss of approximately $74,00,000 with respect to the carrying value of goodwill associated with that business in the fourth quarter of 1996. Additionally, the Company has revised its estimate of the remaining useful life associated with VIE goodwill to seven years and recorded an adjustment to goodwill amortization of approximately $3,000,000 in the fourth quarter of 1996. (See Note 9.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted this statement in 1996.

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES. Included in the caption "Accounts payable, accrued expenses and other liabilities" at December 31, 1996 and 1995 are accounts payable of $5,645,000 and $1,009,000; accrued compensation of $8,749,000 and $10,041,000; accrued liabilities for untendered Republic stock of $6,732,000 and $6,750,000; interest and other payables to Viacom of $3,323,000 and $2,077,000 (see Note 7); and other current liabilities of $3,774,000 and $8,383,000, respectively. Additionally, accrued distribution costs of $7,880,000 related to domestic theatrical distribution are included at December 31, 1996, with no comparable accrual at December 31, 1995.

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

Revenue from direct distribution of home video product is recognized, net of an allowance for estimated returns and discounts, together with related costs, in the period in which the product is shipped to the Company's customers.

ACCOUNTING FOR ENVIRONMENTAL MATTERS. The allowances for estimated expenses and disputed claims reported in Note 9 include accruals for environmental liabilities, including anticipated remediation costs of properties held for sale. Such accruals are determined independently of the estimated net realizable value of any related asset, and are recorded without discount or offset for either (i) time value of money prior to the anticipated date of payment, or (ii) expected recoveries from insurance or contribution claims against unaffiliated entities. The allowances are reviewed quarterly and revised as necessary.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE. Net income (loss) per common and common equivalent share amounts are based on the weighted average common and common equivalent shares outstanding during the respective period. Primary and fully-diluted net income (loss) per common and common equivalent share are not presented as they result in a dilution of less than 3% from basic net income (loss) per common and common equivalent share or are anti-dilutive.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which will be effective for interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt SFAS No. 128 for fiscal year ending December 31, 1997 and does not expect this statement to have a material effect on its earnings per share.

2.  BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

On April 26, 1994, DE Acquisition Corporation, a wholly owned subsidiary of the Company, merged with and into Republic (the "Merger"). As a result of the Merger, Republic became a wholly owned subsidiary of the Company, and each share of the common stock of Republic (the "Republic Common Stock") outstanding immediately prior to the Merger was converted into the right to receive $13.00 in cash, without interest.

Immediately prior to the Merger, BEC owned 2,550,000 shares of Republic Common Stock and warrants to purchase 810,000 additional shares of Republic Common Stock at an exercise price of $11.50 per share. In accordance with the terms of the Merger, the Company purchased the 2,550,000 shares of Republic Common Stock from BEC for $33,150,000, and the warrants owned by BEC were converted into warrants to purchase 1,337,148 shares of the Company's Common Stock at an exercise price of $6.97 per share. Certain other parties held warrants to purchase 500,000 shares of Republic Common Stock at an exercise price of $12.50 per share. In accordance with the terms of the Merger, these warrants were converted into warrants to purchase 825,400 shares of the Company's Common Stock at an exercise price of $7.57 per share, all of which were exercised in December 1995 and April 1996. (See Note 5.)

On July 30, 1994, the Company and BEC entered into an exchange agreement (the "Exchange Agreement") and consummated the transactions contemplated thereby (the "Acquisition"). Pursuant to the Exchange Agreement, BEC delivered to the Company 8,686,984 ordinary shares (the "Ordinary Shares") of VIEL and an option to acquire 550,000 Ordinary Shares of VIEL (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. BEC had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 91% of VIEL's Ordinary Shares. (See Note 5.)

In connection with the Acquisition, the Company also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, the Company may acquire, or be required by Blockbuster Entertainment Group ("BEG"), a division of Viacom, to purchase, these shares from BEG at an agreed-upon price. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. On June 8, 1995, BEG acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. BEG and the Company have executed amendments to extend the put- and call-option agreements, which were originally scheduled to expire in July 1995, through May 2, 1997. See Note 9 regarding the planned disposition of VIE.

The Company has accounted for the Merger and the Acquisition under the purchase method of accounting. However, with respect to the Merger, the Company has recorded an adjustment of $6,670,000 to Shareholders' Equity to reflect the excess of the cash consideration paid for BEC's ownership interest in Republic Common Stock (see above) over BEC's carrying value for such interest. (See
Note 5.) Further, because BEC controlled both the Company and VIE at the time of the Acquisition, the Company's purchase price for the VIE Interests has been determined by reference to the purchase price paid by BEC for the VIE Interests.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



The assets and liabilities of Republic are included in the accompanying consolidated balance sheets as of December 31, 1996 and 1995 at fair value, with the differences between the total purchase price and such fair values being included in intangible assets. The excess of the purchase price over net assets and liabilities acquired is being amortized on a straight-line basis over forty years. The assets and liabilities of VIE are included in the accompanying consolidated balance sheets as of December 31, 1996 and 1995 under the caption "Net Assets of VIE." (See Note 9.)

The results of operations of Republic since April 26, 1994 are included in the accompanying consolidated statements of operations. The following table presents the unaudited pro forma results of operations assuming that the Merger had occurred on January 1, 1993 (in thousands, except per share amounts).

                                                           Year Ended
                                                        December 31, 1994
                                                        -----------------

    Revenue                                                 $439,700
    Income from continuing operations                         19,100
    Income per share from continuing operations                 0.28

The pro forma results set forth in the preceding table are not necessarily indicative of the results that would have been realized had this transaction actually taken place on the applicable date or of the results which may occur in the future.

3.   ENTERTAINMENT PRODUCT, NET

Entertainment product, net, is comprised of the following at December 31 (in thousands):

                                           1996               1995
                                         --------           --------
Entertainment product:
     Theatrical
         Released                        $137,266           $106,530
         Completed, not released            4,833                 -
         In process and other              73,745             66,573
                                         --------           --------
                                          215,844            173,103

      Television
          Released                        184,954            158,814
          In process and other             14,990             33,326
                                         --------           --------
                                          199,944            192,140

                                         $415,788           $365,243
                                         ========           ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Included in entertainment product, net, are entertainment product rights representing primarily advances to producers for distribution rights and other entertainment product not produced by the Company.

Based on the Company's estimates of future gross revenue as of December 31, 1996, approximately 63% of unamortized released entertainment product will be amortized during the three years ending December 31, 1999.

4.   DEBT

In January 1994, the Company entered into a three-year credit agreement with BEC. As a result of the merger of BEC with and into Viacom, Viacom succeeded to BEC's position under the credit agreement (the "Viacom Facility"). This agreement was amended and restated in January 1995 and again in November 1995, to provide, among other matters, increases in the amount available under the facility. The Viacom Facility, as amended, provided for (i) a term loan of $100,000,000 which funded the Company's merger with Republic (see Note 2) and
(ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Facility were due to mature on March 31, 1997. The average interest rate at December 31, 1995, on borrowings under the Viacom Facility was 6.9%.

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

Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective October 1, 1996, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread - based on the Company's leverage ratio, as defined - (currently 2.5%) or at Citibank N.A.'s base rate. The average interest rate at December 31, 1996, on borrowings under the Viacom Credit Agreement was 8.1%. Additional terms of the Viacom Credit Agreement require, among other items, a minimum amount, as defined, of net worth. The minimum net worth covenant has been amended as of December 31, 1996. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated.

The Company made cash interest payments of $19,418,000 in 1996, $13,514,000 in 1995, and $6,968,000 in 1994.

At December 31, 1996, the carrying value of all of the Company's debt approximated fair value.

See Note 9 regarding debt related to discontinued operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



5.   SHAREHOLDERS' EQUITY

PREFERRED STOCK. At December 31, 1996 and 1995, there were 20,000,000 shares of Preferred Stock authorized but none outstanding.


COMMON STOCK. Effective May 26, 1995, in connection with the reincorporation of the Company in Delaware, the par value of its Common Stock was reduced from $0.10 per share to $0.001 per share. The Company recorded an adjustment of $8,744,000 to Common Stock in order to reflect this reduction, with a corresponding increase to Capital in Excess of Par Value. (See Note 1.)

The Company declared and paid cash dividends on its Common Stock of $.06 for the year ended December 31, 1994. Dividends were discontinued by the Board of Directors as of the fourth quarter of 1994.

See Note 2 regarding the existence of certain warrants to purchase 1,337,148 shares of Common Stock.


ISSUANCE OF COMMON STOCK. See Note 2 regarding the issuance of 22,015,062 shares of the Company's Common Stock in connection with the acquisition of VIE. See Note 9 regarding the Company's planned disposition of VIE.


CAPITAL IN EXCESS OF PAR VALUE. See Note 2 regarding adjustments to the accumulated deficit related to the acquisition of Republic Common Stock from BEC. An adjustment of $138,000 and $4,318,000 has been recorded to Capital in Excess of Par Value in 1996 and 1995, respectively, to reflect the tax benefit obtained by the Company with respect to nonqualified stock options exercised by its employees. (See Note 8.)


ACCUMULATED DEFICIT. See Note 9 regarding adjustments to the accumulated deficit related to the Company's pension plan and Note 1 regarding adjustments related to a common stock investment.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


STOCK OPTIONS. The Company currently has stock option plans under which both incentive and nonqualified stock options have been granted to certain key employees, consultants and directors. Options have generally been granted with an exercise price equal to the fair market value of the underlying Common Stock on the date of grant, although nonqualified options may be granted with an exercise price not less than 50% of such fair market value. Each option is granted subject to various terms and conditions established on the date of grant, including vesting periods and expiration dates. The options typically become exercisable at the rate of 20% or 25% annually, beginning one year after the date of grant. Options must expire no later than 10 years from their date of grant. Stock option data follows:

                                             1996                            1995                         1994
                                -----------------------------     ----------------------------   -----------------------------
                                              Weighted Average                Weighted Average                Weighted Average
                                  Shares       Exercise Price       Shares     Exercise Price       Shares     Exercise Price
Outstanding at January 1        5,759,218          $7.72          7,123,669       $ 7.23          3,749,262        $6.34
    Granted                     3,750,010(a)       $7.13            200,000       $10.31          4,859,181        $7.72
    Exercised                    (841,943)         $4.91           (974,649)      $ 6.04         (1,463,429)       $6.00
    Terminated                   (688,967)         $7.02           (589,802)      $ 6.84            (21,345)       $7.06
                                ---------                         ---------                       ---------
Outstanding at December 31      7,978,318                         5,759,218                       7,123,669
                                =========                         =========                       =========
Exercisable at December 31      3,079,436          $7.70          2,694,082       $ 6.61          1,069,847
                                =========                         =========                       =========
Available for grant at
    December 31                 5,094,251 (a)(b)                  3,158,343                       2,905,542
                                =========                         =========                       =========

(a) Includes 1,622,500 shares granted and 5,000,000 shares available for grant pending shareholder approval of an increase to the number of shares available for grant under the plans at the Annual Meeting of Shareholders on May 21, 1997.

(b) Includes 1,360,866 shares available for grant under a plan which expires on April 13, 1997.


The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 1996:

                                     Options Outstanding                                  Options Exercisable
                     ------------------------------------------------------          ------------------------------
                                        Weighted
                                        Average
                                       Remaining                Weighted                               Weighted
    Range of           Number       Contractual Life            Average                Number          Average
Exercise Prices      of Shares         in Years              Exercise Price          of Shares       Exercise Price
---------------      ---------      ----------------         --------------          ---------       --------------
$ 0.12 - $ 5.83        285,376           3.01                    $ 4.93                285,376           $ 4.93
$ 6.00 - $ 7.25      5,325,774           7.78                      6.88              1,622,101             6.37
$ 7.38 - $10.50        956,149           7.32                      9.24                484,190             9.22
$10.75 - $19.28      1,411,019           7.68                     10.91                687,769            10.94
                     ---------           ----                    ------              ---------           ------
$ 0.12 - $19.28      7,978,318           7.54                    $ 7.80              3,079,436           $ 7.70
                     =========           ====                    ======              =========           ======

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

The times at which the previously outstanding Republic and VIE options may be exercised remain unchanged. No additional options may be granted pursuant to the pre-existing Republic and VIE plans, and the issuance of options to acquire the Company's Common Stock to Republic and VIE plan participants did not reduce the amounts available under the Company's current plans.

Options related to employees of VIE and included in the tables above are 875,010, 50,000 and 2,602,806 shares granted, 775,220, 643,003 and 241,164 shares exercised, and 149,921, 140,189 and 20,520 shares terminated for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans, by providing the pro forma disclosures as if the fair value based method had been applied for the current period and prior comparable period. In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 and accordingly, does not recognize compensation expense for its plans.

Had compensation expense for the plans been determined based upon the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's pretax income would decrease by $2,007,000 ($1,240,000 after tax or $0.01 per share) and $238,000 ($146,000 after tax) in 1996 and 1995, respectively. The 1995 earnings per share effect was not material. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The weighted average fair value of each option as of the grant date was $2.66 and $3.89 for 1996 and 1995, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             1996          1995
                                           --------      --------
Expected dividend yield (a)                    --            --
Expected stock price volatility             28.45%        29.91%
Risk-free interest rate                      6.60%         6.88%
Expected life of options (years)              4.8           4.8

(a) During 1996 and 1995, the Company has not declared any cash dividends on its common stock.

6.  BENEFIT PLANS

The Company maintains a 401(k) Contribution Plan (the "Plan") for the benefit of all U.S. non-union employees meeting certain eligibility requirements. Expenses under the various employee retirement plans were $1,951,000, $1,494,000 and $1,564,000 for the three years ended December 31, 1996, 1995 and 1994, respectively. The Company's matching contribution to the Plan and its discretionary profit-sharing contributions to the Plan are made in cash and are restricted to investment in the Company's Common Stock, which is purchased by the Plan's trustee in the open market.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


A significant number of the Company's production employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed approximately $9,229,000, $9,044,000, and $8,771,000 to such plans for the three years ended December 31, 1996, 1995 and 1994, respectively.

The FASB has issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits" (effective in 1994). The Company does not provide any postemployment benefits.

7.  RELATED PARTY TRANSACTIONS

See Note 4 regarding the Company's credit facility with Viacom and Viacom's guarantee of the Company's credit agreement with a bank. The Company was charged interest and fees by Viacom of $19,808,000 and $13,558,000 for the years ended December 31, 1996 and 1995, respectively. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $1,226,000 and $813,000 as of December 31, 1996 and 1995, respectively. VIE was allocated interest charges of $1,633,000 and $265,000 in 1996 and 1995, respectively, related to its pro rata share of borrowings under the Viacom Credit Agreement and the Viacom Credit Facility. (See Note 9.)

See Note 5 regarding the Company's sale and issuance of Common Stock to BEC in 1994.

Viacom provided the Company with management services in 1996, 1995 and 1994, for which the Company was charged $150,000, $600,000 and $500,000, respectively, for the services of an executive. No further charges were incurred after the resignation of such executive in the first quarter of 1996. As of December 31, 1996 and 1995, the Company had a net payable to Viacom of $2,097,000 and $1,264,000, respectively, with respect to these and other expenses.

During 1996, 1995 and 1994, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) MTV Networks, a division of a subsidiary of Viacom; (iii) certain television stations owned by Viacom; and (iv) USA Network and Sci-Fi Channel in which Viacom has equity interests. For the three years ended December 31, 1996, these transactions are not material.

Republic has entered into agreements with, and in certain cases has advanced funds to, BEG, Viacom and its Showtime unit to distribute certain of their productions in the home video market.

The Company has entered into agreements with Paramount Pictures Corporation ("Paramount") with respect to the domestic distribution of two of the Company's feature film releases, "Night Falls on Manhattan" and "Stephen King's Thinner," in the theatrical, non-theatrical and pay television markets. Additionally, the Company has partnered with Paramount in the production or funding of two additional feature films, "In & Out" and "Breakdown," in which the Company will own the international distribution rights.

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and its affiliates.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


8.  INCOME TAXES

The provision or (benefit) for income taxes for continuing operations and discontinued operations for each of the three years ended December 31 include (in thousands):



                                                           1996            1995            1994
                                                         -------         -------         -------
Continuing operations
    Current tax expense
    Federal                                              $     0         $   776         $   303
    Foreign                                                5,047           4,847           3,965
    State and local                                           80           1,473           1,172
                                                         -------         -------         -------
     Total current                                         5,127           7,096           5,440
                                                         -------         -------         -------
    Deferred tax expense
    Federal                                                1,099          17,191           9,748
    Foreign                                                  234             235             435
    State and local                                          793          (1,938)           (207)
                                                         -------         -------         -------
     Total deferred                                        2,126          15,488           9,976
                                                         -------         -------         -------

Total provision for continuing operations                $ 7,253         $22,584         $15,416
                                                         =======         =======         =======

Discontinued operations:
   Federal                                               $ 7,863         $(5,935)        $ 1,254
   Foreign                                                 3,678          (2,080)          2,094
   State and local                                           338            (798)            931
                                                         -------         -------         -------
Total provision for discontinued operations              $11,879         $(8,813)        $ 4,279
                                                         =======         =======         =======


In 1996 and 1995, an income tax benefit attributable to employee stock option transactions was allocated to shareholders' equity. (See Note 5.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



The temporary differences and tax attribute carryforwards which gave rise to deferred tax assets and liabilities at December 31, 1996 and 1995 were as follows (in thousands):

                                                          1996            1995
                                                         -------         -------
Deferred Tax Assets:
   Tax attribute carryforwards                          $ 58,944         $28,678
   Other, net                                              3,145           3,949
   Pension liability adjustment                              976           2,231
   Accounts receivable                                     1,335           6,076
   Discontinued operations allowances - Charter            4,884           6,461
   Loss on disposal of VIE                               105,863               -
                                                        --------         -------
                                                         175,147          47,395
   Valuation allowance                                  (131,658)        (26,990)
                                                        --------         -------
                                                        $ 43,489         $20,405
                                                        ========         =======
Deferred Tax Liabilities:
   Entertainment product, net                           $ 38,781         $24,296
   Revenue recognition                                    25,053          18,741
   Unrealized holding gain                                   (86)          1,397
   Other, net                                              4,526           3,965
                                                        --------         -------
                                                        $ 68,274         $48,399
                                                        ========         =======


The increase in the valuation allowance during 1996 is due to the Company's determination that the tax benefit from the accrual of the estimated loss for the disposal of the interactive game business, as well as VIE's previously recorded net deferred tax assets, are not currently realizable under a more likely than not standard, partially offset by a reduction of previously recorded valuation allowances attributable to the expiration of certain limited investment tax credit carryforwards.

The increase in the valuation allowance during 1995 was due to the Company's determination that certain additional tax attribute carryforwards recorded in 1995 are not realizable under a more likely than not standard, partially offset by a reduction of previously recorded valuation allowances attributable to the expiration of certain foreign tax credit carryforwards during the year.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



The components of income from continuing operations before the provision for income taxes in 1996, 1995 and 1994 were as follows (in thousands):

                           1996             1995              1994
                         --------         --------          --------
     Domestic            $(8,540)         $31,699           $25,371
     Foreign              19,868           25,016             9,475
                         --------         --------          --------
                         $11,328          $56,715           $34,846
                         ========         ========          ========

The primary reasons for the effective tax rates on the income from continuing operations differing from the statutory federal tax rates for each of the three years ended December 31 are summarized as follows:


                                               1996        1995        1994
                                              ------      ------      ------
Federal tax rate                                35%        35%         35%
   Amortization of intangible assets            17          3           5
   Adjustment of valuation allowance and
       other reserves                           (3)        (3)         (1)
   State and local taxes, net of available
       federal income tax benefits               8          4           4
   Other non-deductible expenses                 7          1           1
                                              ------      ------      ------
                                                64%        40%         44%
                                              ======      ======      ======

The primary reasons for the effective tax rates on the income (loss) from discontinued operations differing from the statutory federal tax rates for each of the three years ended December 31 are summarized as follows:


                                               1996        1995        1994
                                              ------      ------      ------
Federal tax rate                                35%        35%         35%
   Amortization of intangible assets            (2)        (6)          7
   Adjustment of valuation allowance and
       other reserves                          (40)         -           -
   State and local taxes, net of available
       federal income tax benefits               2          3           5
   Other                                         -          -           (3)
                                              ------      ------      ------
                                               (5)%       32%         44%
                                              ======      ======      ======

As of December 31, 1996, the Company has available net operating loss carryforwards of approximately $97,974,000, foreign tax credit carryforwards of $18,493,000, investment tax credit carryforwards of $3,481,000 and AMT credit carryforwards of $2,630,000. The use of these attributes, which except for the AMT credit will expire in 1997 through 2011, is subject to certain limitations as a result of BEC's acquisition of a majority interest in the Company during 1993.

Total cash income tax payments were $5,349,000, $11,798,000 and $7,661,000, respectively for 1996, 1995 and 1994. In addition, the Company received $1,431,000 and $1,116,000 of income tax refunds during 1996 and 1995, respectively, the receipt of which had previously been accrued. However, the Company did recognize benefits of $300,000 and $1,740,000 during 1996 and 1995, respectively, as a result of the favorable resolution of certain tax controversies and other issues. Additionally, the Company is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Management believes that any required adjustments to the Company's tax liabilities resulting from such audits will not have a material adverse impact on its financial position or results of operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


9.    DISCONTINUED OPERATIONS

INTERACTIVE BUSINESS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, through a public offering expected to be completed by December 1997 and has, accordingly, reflected the operations of VIE as discontinued.

VIE's net assets as of December 31, 1996 and 1995, and results of operations for the three years then ended are as follows (in thousands):

                                                 December 31,
                                            1996            1995
                                          --------        --------

Current assets                            $152,724        $127,891
Current liabilities                       (116,400)        (77,727)
                                          --------        --------
       Net current assets                   36,324          50,164
                                          --------        --------

Property and equipment, net                 16,793          13,183
Intangibles, net                           107,657         189,190
Other non-current assets                    21,257          41,591
Non-current liabilities                   (167,742)        (85,107)
                                          --------        --------
        Net non-current assets             (22,035)        158,857
                                          --------        --------

        Net assets                         $14,289        $209,021
                                          ========        ========

                                                  Year Ended December 31,
                                          1996            1995           1994
                                        --------        --------       --------
Revenue                                 $254,046        $212,237       $183,394
Costs and expenses                       358,275         240,042        173,757
Estimated loss on disposal               139,501               -              -
                                        --------        --------       --------
Income (loss) before provision
        for income taxes                (243,730)        (27,805)         9,637
Provision (benefit) for income taxes      11,879          (8,813)         4,279
                                        --------        --------       --------
Net income (loss) before minority
        interest                        (255,609)        (18,992)         5,358
Minority interest in income (loss) of
        discontinued operations             (409)         (1,382)           680
                                        --------        --------       --------
Net income (loss) from
        discontinued operations        ($255,200)       ($17,610)        $4,678
                                        ========        ========       ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Included in costs and expenses in the 1996 results of operations above is a cumulative pretax adjustment of approximately $7,500,000 related to the change in accounting principles from SFAS No. 53 to SFAS No. 86 with respect to accounting for software development costs, as required by EITF 96-6. Also, included in the estimated loss on disposal in the 1996 results of operations is an adjustment to record an impairment to the goodwill carrying value associated with VIE of approximately $74,000,000 and a provision for future operating losses of approximately $56,000,000. (See Note 1.) The income tax provision reflected in the table above is due to the Company's determination that the tax benefit arising from the estimated loss on disposal, as well as from VIE's past losses, is not currently realizable under a more likely than not standard.

On December 23, 1993, a wholly owned subsidiary of VIE established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Acquisition, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by BEC (now Viacom). During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000. During 1996, the term was extended to March 31, 1998. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of .0125% on the unused portion of the available credit. Borrowings under the Credit Agreement as of December 31, 1996 and 1995 were $98,010,000 and $95,646,000, respectively. As of December 31, 1996, the Company had approximately $269,000 in letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases. There were no letters of credit outstanding under the Credit Agreement at December 31, 1995.

On September 8, 1993, another wholly owned subsidiary of VIE established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary. Following the Acquisition, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. (See Note 2.) Advances under the credit facility bear interest at the bank's prime rate plus 1.0%. The UK Facility, which expires on April 30, 1997, has been renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility, which will be an annual facility, will expire on December 31, 1997 and will be guaranteed by Viacom and the Company. Advances under the renegotiated UK Facility will bear interest at the bank's prime rate plus 1% or alternatively at selected Eurocurrency rates. Borrowings under the UK Facility as of December 31, 1996 and 1995 were $3,898,000 and $30,000, respectively. As of December 31, 1996 and 1995, the Company had approximately $461,000 and $2,200,000, respectively, in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company also provides a rent guarantee for this subsidiary which expires in 2005. This guarantee will be complemented with a Viacom guarantee when the renegotiated UK Facility is in place.

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

VIE made cash interest payments of $7,484,000, $8,779,000 and $1,468,000 in 1996, 1995 and 1994, respectively, with respect to the credit arrangements discussed above.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


PETROLEUM BUSINESS

Net assets (liabilities) of discontinued petroleum operations which are held for disposition consisted of the following at December 31 (in thousands):

                                                          1996            1995
                                                        --------        --------
Receivables, net                                            $574            $574
Property, plant and equipment, net                         3,186           3,186
Accounts payable and other                                (1,706)         (1,710)
Pension liability                                         (1,902)         (5,610)
Allowances for estimated expenses
    and disputed claims                                  (10,986)        (12,194)
                                                        --------        --------
                                                        ($10,834)       ($15,754)
                                                        ========        ========

CONTINGENCIES. Contingent liabilities relating to discontinued operations include matters such as contract disputes, remaining disputed claims under the joint plan of reorganization of the Company and certain of its subsidiaries (the "Joint Plan") and environmental clean-up assessments or damages. Some of the parties seek damages from the Company in very large amounts, however, as discussed below, management does not believe the ultimate resolution of these matters should have a material adverse effect on its financial condition and its results of operations.

(A) The Company and its insurers paid approximately $15,500,000 and $33,000,000, respectively, over a 10 year period to resolve government and private party actions arising from the alleged improper disposal by a subsidiary in 1971 of waste material, which later was determined to contain dioxin, at a number of sites in Missouri. The Company has written off its investment in the subsidiary. The Company filed an action against its insurers to secure coverage for the dioxin claims. In 1995 there was a final determination of that action, holding that the insurers had no further coverage obligation. The only remaining claim against the Company is by a codefendant (Syntex Agribusiness Inc.), which also has spent substantial amounts in respect of the dioxin claims and in 1986 filed a $200,000 proof of claim in the Company's Chapter 11 proceedings (In re The Charter Company, et. al., debtors, filed April 20, 1984 in the U.S. Bankruptcy Court for the Middle District of Florida, Jacksonville Division). The Company believes it has defenses to such claim, and that future claims are unlikely.

(B) The Company has had contact with various governmental agencies regarding possible contamination of soil and groundwater at six properties that are or have been owned or leased by the Company's subsidiaries. A private action also has been brought or threatened with respect to such possible contamination at an additional location. Notification of possible cleanup or damages responsibility has also been received regarding six other sites where waste materials allegedly were delivered. The Company may be assessed for cleanup costs or damages under relevant environmental laws, and future claims could be asserted with respect to other properties. The Company's liability insurers have been placed on notice of many of these claims and have taken the position that there is no coverage under their policies. While the Company does not agree that coverage is not available under its past policies, there is no assurance that pending or future claims will be covered by such insurance. Although comprehensive evaluations of liability and of the extent of contamination have not been performed in all cases, the following are updates of previous disclosures or represent claims believed by the Company at this time to be potentially the most significant.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


A subsidiary is engaged in the cleanup of a petroleum terminal property owned by the subsidiary in Tiverton, Rhode Island. The remaining cost could be in the range of $4,000,000, which is fully provided for in the allowances for estimated expenses and disputed claims. The subsidiary received $3,300,000 in contributions to the clean up cost from two former owners in 1996 (ARCO and the United States), is continuing to prosecute cost recovery litigation against a third party (Texaco, in Charter International Oil Company v. United States, et. al., U.S. District Court, Rhode Island, filed March 3, 1995) and is continuing to investigate whether other parties or its insurers also may be liable for a portion of the cost.

In 1990, a subsidiary declined to join a settlement agreement among the United States, a state government and 15 companies regarding the Sullivan's Ledge superfund site in New Bedford, Massachusetts, based upon certain legal defenses and the belief that any liability the subsidiary may have should be less than a pro rata allocation among the settling parties. Under such agreement, the subsidiary would have been obligated to pay between $2,000,000 and $3,000,000 in cleanup costs. The subsidiary subsequently settled its liability to the United States in 1995 for $215,000 (United States v. Charter International Oil Company, U.S. District Court, Massachusetts, filed December 2, 1993) and settled a private cost recovery action filed by the 15 parties to the original agreement who are performing the cleanup for $540,000 in January 1997 (Acushnet, et. al.
v. Charter International Oil Company, U.S. District Court, Massachusetts, filed May 17, 1994).

A subsidiary previously was informed by the EPA that it is one of 13 identified potentially responsible parties at the Sikes superfund site in Crosby, Texas, which has been cleaned up by the government for approximately $130,000,000. Although joint and several liability is possible with respect to such sites, and there is little relevant information presently available, management believes that there are meritorious defenses against any material liability and the EPA did not include the subsidiary when it sent a proposed statute of limitations tolling agreement to other parties in 1996.

While the results of such actions cannot be predicted with certainty, based upon its current knowledge of the facts and circumstances and its understanding of the applicable laws, the Company believes the ultimate resolution of these matters should not have a material adverse effect on its financial condition and its results of operations. This belief is also based upon (i) allowances that have been established for estimated expenses related to environmental matters and remaining Chapter 11 disputed claims (see table above), and (ii) an insurance-type indemnity agreement with AFC. Although there are significant uncertainties inherent in estimating environmental-related liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Joint Plan disputed claims would exceed the amount of the allowances by more than $50,000,000, a substantial portion of which would be covered by the AFC indemnity.

The AFC indemnity, which was agreed to in exchange for a one-time payment of $5,000,000 expensed by the Company as part of discontinued operations in the first quarter of 1993, provides for the reimbursement to the Company of liabilities it may have to pay in resolving environmental and bankruptcy related claims through March 31, 2005. The indemnity covers up to $35,000,000 of such liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments.


PENSION PLAN. The Company has a noncontributory, defined benefit pension plan which covers employees of the discontinued petroleum operations, a significant number of which have vested benefits. Contributions are made on an actuarial basis in amounts primarily based on employees' years of service and average salary when employed.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


An increase in the discount rate from 7% to 8.25% resulted in an adjustment to reduce the additional minimum pension liability and related tax benefit with an offsetting credit to Shareholders' Equity of $380,000 in 1994. The additional minimum pension liability was further reduced by $829,000 (net of a tax benefit adjustment of $519,000) in 1995 and by $1,453,000 (net of a tax benefit adjustment of $909,000) in 1996 with corresponding credits to Shareholders' Equity.

The following table sets forth the plan's funded status and amounts recognized as of December 31 (in thousands):

                                                           1996            1995
                                                         -------         -------
Total projected benefit obligation                      $(47,142)       $(47,500)
Market value of assets                                    44,838          41,890
                                                         -------         -------
Funded status                                             (2,304)         (5,610)
Transition asset                                          (1,974)         (2,369)
Unrecognized loss                                          6,187           8,943
Unrecognized prior service cost                                -               1
Additional minimum liability                              (4,213)         (6,575)
                                                         -------         -------
Accrued pension cost                                     $(2,304)        $(5,610)
                                                         =======         =======

Net pension costs for the years ended December 31, which were charged against net liabilities related to discontinued operations of Charter in the balance sheet, are as follows (in thousands):

                                                           1996            1995            1994
                                                         -------         -------         -------
Interest Cost                                            $ 3,273         $ 3,357         $ 3,750
Expected return on assets                                 (5,857)         (7,862)         (3,547)
Net amortization and deferrals                             2,432           4,911            (105)
                                                         -------         -------         -------
Pension expense                                          $  (152)        $   406         $    98
                                                         =======         =======         =======

The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.25%, 7% and 8.25% for the years ended December 31, 1996, 1995 and 1994, respectively. The expected long-term rate of return on assets was 8% for each of the years ended December 31, 1996, 1995 and 1994. The plan assets are invested primarily in fixed income securities.


10.    COMMITMENTS AND CONTINGENCIES

The Company continues to be involved in a number of legal and other actions including threatened claims and pending litigation. While the results of such actions cannot be predicted with certainty, based upon its current knowledge of the facts and circumstances and its understanding of the applicable laws, the Company believes that the ultimate resolution of all disputed claims, pending litigation and threatened claims will not have a material adverse effect on its financial condition or its results of operations. See Note 9 for contingencies relating to discontinued operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


As of December 31, 1996, the Company had operating leases for offices and equipment. The rental expense for continuing operations, net of amounts capitalized, for the three years ended December 31, 1996 was $5,527,000, $4,645,000 and $3,548,000, respectively. The future minimum annual rental commitments under non-cancelable operating leases, excluding renewal options, for the subsequent five years and thereafter for continuing operations are as follows (in thousands):

              1997                   $ 7,800
              1998                     5,815
              1999                     5,339
              2000                     3,923
              2001                     1,676
              Thereafter              10,705
                                     -------
                     Total           $35,258
                                     =======

The Company has guaranteed VIE leases for office space in Las Vegas, Nevada and London, England. The future minimum annual rental commitments, excluding renewal options, for the subsequent five years and thereafter for these leases are $2,210,000 for 1997, $2,170,000 for 1998, $1,727,000 for 1999, $1,727,000
for 2000, $1,727,000 for 2001 and $31,956,000 thereafter.

11.   INDUSTRY SEGMENT INFORMATION

The Company's continuing business activities consist of one industry segment, the entertainment industry. The Company had revenue from one customer in 1996, 1995 and 1994 representing 20%, 22% and 21% of revenue, respectively. The Company does not believe it has any significant concentration of credit risk with respect to its operations.

Revenue, operating profit and identifiable assets of the Company's continuing international operations were not material related to consolidated amounts as of and for the years ended December 31, 1996 and 1995.

Export sales for the years ended December 31, 1996, 1995 and 1994 totaled approximately $182,991,000, $167,830,000 and $120,903,000, respectively. Export sales to Europe for the years ended December 31, 1996, 1995 and 1994 were $120,925,000, $86,462,000, and $67,952,000, respectively.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per share data). The net loss and net loss per common and common equivalent share amounts for the second, third and fourth quarters of 1996 were previously filed or otherwise reported as $18,538,000, $2,005,000, $226,836,000 and $0.21, $0.02, $2.50, respectively. The
Company is restating second and third quarter results in filings on Form 10-QA to reflect these changes. (See Computer Software Development Costs in Note 1.)

                                                                  1996
                                         --------------------------------------------------------
                                           1st             2nd             3rd             4th
                                         Quarter         Quarter         Quarter         Quarter
                                         -------         -------         -------         -------
Revenue                                  $128,779         $99,206        $111,581        $158,035

Income (loss) from continuing
    operations, net                          (358)         (1,751)           (730)          6,914
Discontinued operations, net               (3,388)        (20,235)         (3,831)       (227,746)
                                         --------        --------        --------       ---------
Net income (loss)                        $ (3,746)       $(21,986)        $(4,561)      $(220,832)
                                         ========        ========        ========       =========

Net income (loss) per common and
    common equivalent share:
    Continuing operations                      $-          $(0.02)         $(0.01)          $0.08
    Discontinued operations                 (0.04)          (0.22)          (0.04)          (2.52)
                                         --------        --------        --------       ---------
Net loss per common and
    common equivalent share                $(0.04)         $(0.24)         $(0.05)         $(2.44)
                                         ========        ========        ========       =========


                                                                  1995
                                         --------------------------------------------------------
                                           1st             2nd             3rd             4th
1995                                     Quarter         Quarter         Quarter         Quarter
                                         --------        --------        --------       ---------
Revenue                                  $148,884        $103,338         $92,372        $107,556

Income from continuing
    operations, net                        10,236           4,561           8,655          10,679
Discontinued operations, net               (2,965)         (3,681)         (8,042)         (2,922)
                                         --------        --------         -------        --------
Net income                                 $7,271            $880            $613          $7,757
                                         ========        ========         =======        ========

Net income (loss) per  common
    and common equivalent share:
    Continuing operations                   $0.11           $0.05           $0.10           $0.12
    Discontinued operations                 (0.03)          (0.04)          (0.09)          (0.03)
                                         --------        --------         -------        --------
Net income per common and
    common equivalent share                 $0.08           $0.01           $0.01           $0.09
                                         ========        ========         =======        ========

                       SPELLING ENTERTAINMENT GROUP INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                              1996
----------------------------------------------------------------------------------------------------------------
                                                                                         Other
                                           Balance       Additions      Deductions    adjustments     Balance at
                                         at beginning     charged          from          during         end of
Description                               of period      to income       reserves        period         period
----------------------------------------------------------------------------------------------------------------
Deducted from accounts receivable
   for doubtful accounts and returns         $26,070        $ 4,331       $(11,448)       $   (18)       $18,935
Estimated expenses and
   disputed claims                           $12,194        $     -       $ (1,208)       $     -        $10,986


                                                               1995
----------------------------------------------------------------------------------------------------------------
Deducted from accounts receivable
   for doubtful accounts and returns         $26,946        $13,238       $(12,949)       $(1,165)       $26,070
Estimated expenses and
   disputed claims                           $20,368        $     -       $ (8,174)       $     -        $12,194


                                                               1994
----------------------------------------------------------------------------------------------------------------
Deducted from accounts receivable
   for doubtful accounts and returns         $18,150        $ 4,514       $ (5,353)       $ 9,635 (a)    $26,946
Estimated expenses and
   disputed claims                           $29,621        $     -       $ (9,253)       $     -        $20,368

(a) Existing allowances at the date of acquisition of Republic.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by the following items will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference:

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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K


(a)  Documents filed as part of this Report:


       1.   Financial Statements are included in Part II, Item 8.

       2.   Financial Statement Schedules:

            A. Selected Quarterly Financial Data is included in Note 12 to the Company's Consolidated Financial Statements

            B.  Schedules filed herewith for 1996, 1995 and 1994:

                                                                              PAGE
                II - Valuation and Qualifying Accounts                          50

                All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Consolidated Financial Statements or the notes thereto.

       3.   Exhibits                                                            55

(b)  Reports on Form 8-K:

         1. Form 8-K dated May 21, 1996 regarding Viacom Inc.'s announcement that it decided not to continue to pursue the proposed sale of its 75% interest in the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPELLING ENTERTAINMENT GROUP INC.


Date: March 28, 1997                   By: /s/ Peter H. Bachmann
                                           ----------------------------
                                           Peter H. Bachmann
                                           Executive Vice President -
                                           Office of the President
                                           (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 28, 1997                  By: /s/ Sumner M. Redstone
                                           -----------------------
                                           Sumner M. Redstone
                                           Chairman of the Board


Date: March 28, 1997                   By: /s/ Aaron Spelling
                                           -----------------------
                                           Aaron Spelling
                                           Vice Chairman of the Board


Date: March 28, 1997                   By: /s/ William P. Clark
                                           -----------------------
                                           William P. Clark
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date: March 28, 1997                   By: /s/ James Miller
                                           -----------------------
                                           James Miller
                                           Vice President and
                                           Corporate Controller
                                           (Principal Accounting Officer)


Date: March 28, 1997                   By: /s/ Thomas E. Dooley
                                           -----------------------
                                           Thomas E. Dooley
                                           Director


Date: March 28, 1997                   By: /s/ Philippe P. Dauman
                                           -----------------------
                                           Philippe P. Dauman
                                           Director


Date: March 28, 1997                   By: /s/ J. Brian McGrath
                                           -----------------------
                                           J. Brian McGrath
                                           Director


Date: March 28, 1997                   By: /s/ John L. Muething
                                           -----------------------
                                           John L. Muething
                                           Director

                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS


NUMBER  EXHIBIT DESCRIPTION
------  -------------------
2.1     Certificate of Merger merging Spelling Entertainment Group Inc. with and into Spelling Merger Corporation (incorporated by reference to Exhibit
        2.1 to Registrant's Form 10-K for fiscal year ended December 31, 1995).

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

10.1 Credit Agreement dated as of September 30, 1996, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc.
        (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for quarterly period ended September 30, 1996).

10.2 Pledge and Security Agreement dated as of September 30, 1996, by and among the Registrant, certain subsidiaries of the Registrant and Viacom
        Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form
        10-Q for quarterly period ended September 30, 1996).

10.3    Copyright Mortgage and Assignment; Power of Attorney dated as of
        September 30, 1996, by the Registrant and certain subsidiaries of the Registrant in favor of Viacom Inc. (incorporated by reference to Exhibit
        10.3 to Registrant's Form 10-Q for quarterly period ended September 30,
        1996).

10.4 Guaranty dated as of September 30, 1996, by the Registrant and certain subsidiaries of the Registrant in favor of Viacom Inc. (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for quarterly period ended September 30, 1996).

10.5 Amendment No. 1 to the Credit Agreement dated as of December 31, 1996, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc.


10.6    Second Amended and Restated Credit Agreement dated as of December 1,
        1994 between Virgin Interactive Entertainment, Inc. and Bank of America
        National Trust and Savings Association (incorporated by reference to
        Exhibit 10 (i) to Registrant's Form 10-Q for quarterly period ended June
        30, 1995).

10.7    First Amendment to Second Amended and Restated Credit Agreement dated
        March 31, 1995, between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10 (ii) to Registrant's Form 10-Q for quarterly period ended June 30, 1995).

10.8    Second Amendment to Second Amended and Restated Credit Agreement dated
        June 1, 1995, between Virgin Interactive Entertainment, Inc. and Bank of
        America National Trust and Savings Association (incorporated by reference to Exhibit 10 (iii) to Registrant's Form 10-Q for quarterly period ended June 30, 1995).


                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS


NUMBER  EXHIBIT DESCRIPTION
------  -------------------
10.9    Third Amendment to Second Amended and Restated Credit Agreement dated as of December 20, 1995, between Virgin Interactive Entertainment, Inc. and
        Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K for fiscal year ended December 31, 1995).

10.10 Fourth Amendment to Second Amended and Restated Credit Agreement dated as of December 31, 1996, between Virgin Interactive Entertainment, Inc.
        and Bank of America National Trust and Savings Association.

10.11 Amended and Restated Agreement and Plan of Merger dated May 22, 1992, by and among the Registrant, SEI Acquisition Corp. and Spelling
        Entertainment Inc. (incorporated by reference to Spelling Entertainment
        Inc.'s Notice of Annual Meeting and Proxy Statement dated June 24,
        1992).

10.12   Stock Purchase Agreement dated as of March 7, 1993, among Blockbuster
        Entertainment Corporation, BPH Subsidiary Inc., American Financial
        Corporation and certain subsidiaries of American Financial Corporation
        (includes insurance-type indemnity reference in Note 9 to the Registrant's consolidated financial statements) (incorporated by reference to Exhibit 28.1 to Blockbuster Entertainment Corporation's
        Current Report on Form 8-K dated March 7, 1993).

10.13 Agreement and Plan of Merger dated December 8, 1993, by and among the Registrant, DE Acquisition Corporation and Republic Pictures Corporation
        (incorporated by reference to Exhibit 99.1 to the Registrant's Current
        Report on Form 8-K dated December 8, 1993).

10.14   Exchange Agreement dated July 30, 1994, by and among Spelling
        Entertainment Group Inc., Blockbuster Entertainment Corporation and
        Blockbuster Interactive Entertainment, Inc. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated July 30, 1994).

10.15 Amendment No. 1 to Exchange Agreement dated as of July 8, 1995, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc.
        (incorporated by reference to Exhibit 10 (i) to Registrant's Form 10-Q for the quarterly period ended September 30, 1995).

10.16 Amendment No. 2 to Exchange Agreement dated as of November 7, 1995, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc.
        (incorporated by reference to Exhibit 10 (ii) to Registrant's Form 10-Q for the quarterly period ended September 30, 1995).

10.17 Amendment No. 3 to Exchange Agreement dated as of February 22, 1996, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc.
        (incorporated by reference to Exhibit 10.15 to Registrant's Form 10-K for fiscal year ended December 31, 1995).

10.18 Amendment No. 4 to Exchange Agreement dated as of May 6, 1996, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and SEGI Holding Co. (incorporated by reference to Exhibit
        10.2 to Registrant's Form 10-Q for quarterly period ended March 31,
        1996).


                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS


NUMBER  EXHIBIT DESCRIPTION
------  -------------------
10.19   Amendment No. 5 to Exchange Agreement dated as of November 5, 1996, by and among a subsidiary of the Registrant, Blockbuster Entertainment
        Group on behalf of Viacom Inc. and SEGI Holding Co.
        (successor-in-interest to Blockbuster Interactive Entertainment, Inc.)
        (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q for quarterly period ended September 30, 1996).

10.20 Amendment No. 6 to Exchange Agreement dated as of February 1, 1997, by and among a subsidiary of the Registrant, Blockbuster Entertainment
        Group on behalf of Viacom Inc. and SEGI Holding Co.
        (successor-in-interest to Blockbuster Interactive Entertainment, Inc.).

10.21 Registrant's Stock Option Plan and Amendment Nos. One through Five thereto (incorporated by reference to Exhibit 4.03 to the Registrant's
        Registration Statement No. 33-61914 on Form S-8).

10.22   Registrant's 1994 Stock Option Plan (incorporated by reference to Annex
        A to Registrant's Notice of Annual Meeting and Proxy Statement dated
        April 27, 1994).

10.23 Employment Agreement dated as of May 1, 1996, by and between the Registrant and Aaron Spelling (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for quarterly period ended March 31, 1996).

10.24 Employment Agreement dated as of September 26, 1994, between Registrant and Peter Bachmann (incorporated by reference to Exhibit 10.15 to Registrant's Form 10-K for fiscal year ended December 31, 1994).

10.25   Employment Agreement dated as of January 1, 1995, between Registrant and
        Sally Suchil (incorporated by reference to Exhibit 10.25 to Registrant's
        Form 10-K for fiscal year ended December 31, 1995).

10.26 Employment Agreement dated as of November 4, 1996, between Registrant and William P. Clark.

10.27 Employment Agreement dated as of January 6, 1997, between Registrant and James Miller.

11      Computation of net income (loss) per common and common equivalent share.

21      Subsidiaries of the Registrant.

23.1    Consent of Price Waterhouse LLP.

27      Financial Data Schedule.