Form 10-Q/A
period 1996-06-30
SPELLING ENTERTAINMENT GROUP INC
filed 1997-05-13
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                               Amendment No. 1 to

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

         As more fully described in Note 1 to the Unaudited Condensed Consolidated Financial Statements, 1996 financial information has been restated to reflect the change in accounting principles from Statement of Financial Accounting Standards ("SFAS") No. 53 to SFAS No. 86 with respect to capitalized software development costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                     14

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             20

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)
                                   (Unaudited)


                                                                     June 30,            December 31,
                                                                      1996*                 1995
                                                                  -----------           -------------
ASSETS:
Cash and cash equivalents                                         $     6,952           $    20,678
Accounts receivable, net                                              203,228               236,812
Entertainment product, net                                            375,522               365,243
Software development costs, net                                        75,265                63,597
Property and equipment, net                                            28,768                25,757
Other assets                                                           28,702                20,102
Intangible assets, net                                                382,282               387,481
                                                                  -----------           -----------
       Total Assets                                               $ 1,100,719           $ 1,119,670
                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable, accrued expenses and other liabilities          $    54,033           $    87,500
Accrued participation expense                                         100,682               111,818
Deferred revenue                                                        8,757                19,362
Bank and other debt                                                   368,701               305,676
Income and other taxes                                                 13,498                21,040
Net liabilities related to discontinued operations                     13,626                15,754
                                                                  -----------           -----------
      Total Liabilities                                               559,297               561,150
                                                                  -----------           -----------


Commitments and contingent liabilities

Shareholders' Equity:

   Preferred stock, $.10 par value; authorized
      20,000,000 shares; none outstanding                                  --                    --
   Common stock, $.001 par value; authorized
      300,000,000 shares; issued and outstanding
      90,414,185 and 89,683,378 shares, respectively                       90                    90
   Capital in excess of par value                                     577,225               571,244
   Accumulated deficit                                                (34,856)              (11,914)
   Cumulative translation adjustment                                   (1,037)                 (900)
                                                                  -----------           -----------

      Total Shareholders' Equity                                      541,422               558,520
                                                                  -----------           -----------

      Total Liabilities and Shareholders' Equity                  $ 1,100,719           $ 1,119,670
                                                                  ===========           ===========

* Certain amounts have been restated as described in Note 1 - "Interim Financial Statements and Restated Financial Information."


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                                 June 30,
                                                -----------------------------           -----------------------------
                                                   1996*               1995                1996*               1995
                                                ----------          ---------           ---------            --------

Revenue                                         $ 129,506           $ 135,332           $ 294,424           $ 320,480
Costs and expenses:
   Product costs                                  121,656             106,115             264,921             250,857
   Selling, general and administrative             29,690              24,544              58,915              47,911
                                                ---------           ---------           ---------           ---------

Operating income (loss)                           (21,840)              4,673             (29,412)             21,712

Interest income                                       490                 525               1,019               1,582
Interest expense                                   (4,350)             (4,147)             (7,958)             (8,846)
Other income (expense), net                          (260)                 61                (343)                114
                                                ---------           ---------           ---------           ---------

Income (loss)  before income taxes and
   minority interest                              (25,960)              1,112             (36,694)             14,562
Provision (benefit) for income taxes               (4,096)                842             (10,053)              7,048
                                                ---------           ---------           ---------           ---------


Income (loss) before minority interest            (21,864)                270             (26,141)              7,514
Minority interest                                     122                (610)               (409)               (637)
                                                ---------           ---------           ---------           ---------

Net income (loss)                               $ (21,986)          $     880           $ (25,732)          $   8,151
                                                =========           =========           =========           =========


Average number of common and
   common equivalent shares                        90,409              88,327              90,255              88,254
                                                =========           =========           =========           =========

Net income (loss)  per common and
   common equivalent share                      $   (0.24)          $    0.01           $   (0.29)          $    0.09
                                                =========           =========           =========           =========

* Certain amounts have been restated as described in Note 1 - "Interim Financial Statements and Restated Financial Information."


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                     -----------------------------
                                                                        1996*              1995
                                                                     ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ (25,732)          $   8,151
   Adjustments to reconcile net income to cash flows
       from operating activities:
       Depreciation and amortization                                     8,101               7,859
       Amortization of product and development costs                   204,483             210,076
       Additions to product and development costs                     (235,102)           (204,208)
       Changes in operating assets and liabilities:
            Decrease in accounts receivable                             32,806              45,047
            Decrease in accounts payable, accrued expenses,
                  other liabilities and income taxes                   (39,132)            (44,850)
            Increase (decrease) in accrued participation expenses       (3,763)              7,807
            Decrease in deferred revenue                               (11,171)             (9,768)
            Other, net                                                  (3,620)             (9,425)
                                                                     ---------           ---------
                                                                       (73,130)             10,689
                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                             (5,911)             (8,650)
   Changes in net liabilities related to
        discontinued operations                                         (2,122)             (4,948)
                                                                     ---------           ---------
                                                                        (8,033)            (13,598)
                                                                     ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                   63,025              18,000
   Repayments of credit facilities                                          --             (24,859)
   Proceeds from exercise of stock options and warrants                  4,412               1,865
                                                                     ---------           ---------
                                                                        67,437              (4,994)
                                                                     ---------           ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (13,726)             (7,903)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        20,678              22,400
                                                                     ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   6,952           $  14,497
                                                                     =========           =========

* Certain amounts have been restated as described in Note 1 - "Interim Financial Statements and Restated Financial Information."


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)

1.       INTERIM FINANCIAL STATEMENTS AND RESTATED FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Spelling Entertainment Group Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

RESTATED FINANCIAL INFORMATION -- Prior to May 1996, the Company accounted for all of its entertainment product, including the software development costs of Virgin Interactive Entertainment Limited (" VIEL"), which develops, produces and distributes interactive games, under the requirements of SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," capitalizing all direct development and production costs, as well as capitalized overhead and interest. In May 1996, the SEC staff publicly announced that it had become aware of "diversity in the application of generally accepted accounting principles to exploitation, film, and other software development costs" associated with entertainment and educational software products. The SEC staff stated its position that companies developing computer software, without regard to the nature of the business enterprise, are required to capitalize development costs at that point in time when technological feasibility is achieved, in accordance with the standards of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Financial Accounting Standards Board Emerging Issues Task Force ("EITF"), which had been considering this issue, cited the SEC staff's position in its decision to discontinue its efforts to reach a consensus on the matter in Issue No. 96-6,"Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products." In view of the foregoing events, the Company has applied the guidance of SFAS No. 86 with respect to the capitalization of software development costs and has recorded a cumulative pretax adjustment of approximately $7,500,000 in the current quarter to reflect this change. The amounts included for prior periods are not material to the respective periods. (See Note 3.)

Additionally, the Company has recorded a pretax adjustment of approximately $1,500,000 to accrue long-term incentive compensation expense with respect to employment contracts which were executed in 1996.

The impact of these adjustments on the Company's previously reported financial results is summarized below (in thousands, except per share data):

                           Three Months Ended             Six Months Ended
                              June 30, 1996                 June 30, 1996
                        -------------------------     -------------------------
                        As Reported   As Restated     As Reported   As Restated
                        -----------   -----------     -----------   -----------
Revenue                 $129,506      $129,506        $294,424      $294,424

Product costs            114,187       121,656         257,452       264,921
Selling, general and
  administrative          28,190        29,690          57,415        58,915
                        --------      --------        --------      --------

Operating loss          $(12,871)     $(21,840)       $(20,443)     $(29,412)

Net loss                $(18,538)     $(21,986)       $(22,284)     $(25,732)
                        ========      ========        ========      ========

Loss per share            $(0.21)       $(0.24)         $(0.25)       $(0.29)
                        ========      ========        ========      ========

Accumulated deficit at
  end of period         $ 31,408      $ 34,856        $ 31,408      $ 34,856
                        ========      ========        ========      ========

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

Entertainment product, net, is comprised of the following:

                                      June 30,          December 31,
                                        1996               1995
                                     ---------         ------------
Entertainment product:
 Theatrical
    Released                         $115,786          $    106,530
    Completed, not released             6,002                    --
    In process and other               77,270                66,573
                                     --------          ------------
                                      199,058               173,103

 Television
    Released                          163,654               158,814
    Completed, not released             5,142                    --
    In process and other                7,668                33,326
                                     --------          ------------
                                      176,464               192,140

                                     $375,522          $    365,243
                                     ========          ============

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

3.       SOFTWARE DEVELOPMENT COSTS, NET

In May 1996, the EITF published Issue No. 96-6, citing the SEC staff's position which requires the Company to apply the principles of SFAS No. 86 with respect to capitalization of software development costs. This resulted in a cumulative pretax adjustment of approximately $7,500,000 recorded in the current period as restated. The amounts included for prior periods are not material in the respective periods. (See Note 1.)

Pursuant to SFAS No. 86, the Company capitalizes certain software development and production costs once technological feasibility has been achieved. Capitalized software development and production costs are reported at the lower of cost less amortization or estimated net realizable value. Software development costs incurred prior to achieving technological feasibility are charged to expense as incurred. Amortization of capitalized software development costs and development costs expensed prior to achieving technological feasibility are included in product costs in the accompanying statements of operations.

4.       DEBT

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

Another wholly owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom which is guaranteed by the Company. Advances under the UK Facility bear interest at the bank's prime rate plus 1.0%. The UK Facility matures on August 31, 1996. The Company is currently negotiating with the bank regarding a new credit facility to replace the UK Facility. As of June 30, 1996, the Company had approximately $710,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company also provides a rent guarantee for this subsidiary which expires in 2005.

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

5.       SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                       Capital In                     Cumulative
                                          Common       Excess of      Accumulated     Translation
                                          Stock        Par Value        Deficit       Adjustment         Total
                                         ---------     ----------     -----------     -----------      ---------

Balance at
     December 31, 1995                   $      90      $ 571,244      $ (11,914)      $    (900)      $ 558,520
Exercise of options and warrants                --          4,412             --              --           4,412
Income tax benefit related to stock
     options                                    --          1,569             --              --           1,569
Unrealized holding gain, net                    --             --          2,790              --           2,790
Net loss for the period                         --             --        (25,732)             --         (25,732)
Cumulative translation adjustment               --             --             --            (137)           (137)
                                         ---------      ---------      ---------       ---------       ---------
Balance at June 30, 1996                 $      90      $ 577,225      $ (34,856)      $  (1,037)      $ 541,422
                                         =========      =========      =========       =========       =========

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

9.       RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $8,267,000 and $6,757,000 during the six months ended June 30, 1996 and 1995, respectively, in connection with the Viacom Facility. See Note 4 regarding the Viacom Facility and the Credit Agreement.

Viacom provided the Company with management services for which the Company was charged $150,000 and $300,000 for the six month periods ended June 30, 1996 and 1995, respectively. As of June 30, 1996, the Company had a net payable to Viacom of approximately $1,508,000 with respect to these and other expenses.

During the six months ended June 30, 1996 and 1995, the Company sold home video and interactive product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) MTV Networks, a division of a subsidiary of Viacom;
(iii) certain television stations owned by Viacom; and (iv) USA Network and Sci-Fi Channel in which Viacom has equity interests. For the six months ended June 30, 1996 and 1995, these transactions are not material.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

Republic has entered into agreements with, and in certain cases has advanced funds to Viacom and its Showtime unit to distribute certain of their products in the home video market.

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

As more fully described in Note 1 to the Unaudited Condensed Consolidated Financial Statements, 1996 financial information has been restated to reflect the change in accounting principles from Statement of Accounting Standards ("SFAS") No. 53 to SFAS No. 86 with respect to capitalized software development costs.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three months and six months ended June 30 (in thousands):

                                                     Three Months Ended                Six Months Ended
                                                         June 30,                           June 30,
                                               --------------------------          --------------------------
                                                 1996               1995             1996              1995
                                               --------          --------          --------          --------
Worldwide television distribution              $ 78,840          $ 80,904          $185,115          $206,120
Worldwide interactive                            30,288            31,994            66,407            68,258
Worldwide home video                             12,855            14,115            26,880            32,966
International film distribution                   2,701             2,986             6,975             4,499
Worldwide licensing and merchandising             3,151             4,125             6,689             7,306
Other                                             1,671             1,208             2,358             1,331
                                               --------          --------          --------          --------
                                               $129,506          $135,332          $294,424          $320,480
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

Worldwide interactive revenue decreased $1,706,000 and $1,851,000, or 5% and 3%, for the three month and six month periods ended June 30, 1996, respectively, from the comparable periods in 1995. Anticipated growth in revenue in 1996 was not achieved due to delays in the release of a number of VIEL's titles, as well as fewer than anticipated shipments to retailers reflecting in part the continuing reluctance by consumers to purchase interactive software product until the new generation hardware platforms achieve a higher installed base. It is expected that revenue will continue to be adversely impacted in the near term. The Company continues to actively work with hardware manufacturers to develop and adapt its titles to different platforms as they become commercially viable.

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

PRODUCT COSTS

Product costs consist primarily of the amortization of capitalized production, distribution and development and the accrual of third-party participations and residuals. Despite lower revenue, such costs increased $15,541,000 and $14,064,000, or 15% and 6%, for the three month and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995, so that the percentage relationship between such costs and the related revenue increased to 90% in 1996 from 78% in 1995. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. Additionally, in May 1996, the EITF published Issue No. 96-6 requiring the Company to apply the principles of SFAS No. 86 with respect to capitalization of software development costs. This resulted in a cumulative pretax adjustment of approximately $7,500,000 recorded in the current period as restated. The amounts included for prior periods are not material to the respective periods. (See Note 1.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



The Company recorded write-downs to net realizable value with respect to its capitalized product and development costs of $14,271,000 and $31,256,000 in the three month and six month periods ended June 30, 1996, respectively, compared to $9,339,000 and $22,315,000 in the corresponding periods in 1995.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $5,146,000 and $11,004,000, or 21% and 23%, during the three months and six months ended June 30, 1996, respectively, from the comparable 1995 periods. The increase is primarily due to the growth in the Company's distribution infrastructure. Additionally, the Company recorded a pretax adjustment of approximately $1,500,000 in the quarter ended June 30, 1996 with respect to certain employment contracts. (See Note 1.)

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

PROVISION FOR INCOME TAXES

The Company computes its interim provision for income taxes based upon an estimated annual effective tax rate computed in accordance with SFAS No. 109. The Company's provision for income taxes for the six months ended June 30, 1996, decreased $17,601,000, to a net benefit of $10,553,000 in the current period, as compared to a provision of $7,048,000 for the corresponding period in 1995, largely as a result of the decrease in income for the period partially offset by a reduction in the effective tax rate. The effective tax rate for the six months ended June 30, 1996, decreased as compared to the corresponding period of 1995, largely as a result of changes in the relationships between revenue and expenses comprising income before income taxes and minority interest, the effect of which was amplified by the decrease in income.

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

Another wholly owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility with a bank in the United Kingdom, which the Company has guaranteed. As of June 30, 1996, the Company had approximately $710,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The UK Facility matures on August 31, 1996. The Company is currently negotiating with the bank regarding a new credit facility to replace the UK Facility. The Company also provides a rent guarantee for this subsidiary which expires in 2005. (See Note 4.)

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

UNCERTAINTIES

The Company is subject to pending and contingent claims relating to the Company's discontinued operations, including certain claims involving environmental matters. Some of the parties involved in such actions seek significant damages. While the outcome of these claims cannot be predicted with certainty, based upon (i) its knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations; and (iii) an indemnity agreement, the Company believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition. (See Note 8.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                                    PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.1 Demand Promissory Note dated as of August 1, 1996, between the Registrant and Viacom Inc.

        11 Computation of Net Income (Loss) Per Common and Common Equivalent Share.*

        27    Financial Data Schedule.*


        * Amended exhibits attached hereto.

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

                       SPELLING ENTERTAINMENT GROUP INC.

May 13, 1997           By:   /s/ Peter H. Bachmann
                          ---------------------------------------
                           Peter H. Bachmann
                           Executive Vice President, Office of the President
                          (Principal Executive Officer)

                       By:  /s/ William P. Clark
                          ---------------------------------------
                          William P. Clark
                          Senior Vice President, Chief Financial
                          Officer and Treasurer
                         (Principal Financial Officer)