Form 10-Q/A
period 1996-09-30
SPELLING ENTERTAINMENT GROUP INC
filed 1997-05-13
CIK 312667

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                September 30,   December 31,
                                                                    1996*           1995
                                                                -------------   ------------
ASSETS:
Cash and cash equivalents                                        $   26,676      $   20,678
Accounts receivable, net                                            229,849         236,812
Entertainment product, net                                          385,424         365,243
Software development costs, net                                      87,551          63,597
Property and equipment, net                                          29,846          25,757
Other assets                                                         27,874          20,102
Intangible assets, net                                              379,671         387,481
                                                                 ----------      ----------
        Total Assets                                             $1,166,891      $1,119,670
                                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable, accrued expenses and other liabilities         $   75,006      $   87,500
Accrued participation expense                                       100,719         111,818
Deferred revenue                                                     17,118          19,362
Debt payable to Viacom                                              305,000         210,000
Bank debt                                                           112,103          95,676
Income and other taxes                                                5,016          21,040
Net liabilities related to discontinued operations                   14,955          15,754
                                                                 ----------      ----------
        Total Liabilities                                           629,917         561,150
                                                                 ----------      ----------

Commitments and contingent liabilities

Shareholders' Equity:
    Preferred stock, $.10 par value; authorized
      20,000,000 shares; none outstanding                                 -               -
    Common stock, $.001 par value; authorized
      300,000,000 shares; issued and outstanding
      90,479,293 and 89,683,378 shares, respectively                     90              90
    Capital in excess of par value                                  577,463         571,244
    Accumulated deficit                                             (39,931)        (11,914)
    Cumulative translation adjustment                                  (648)           (900)
                                                                 ----------      ----------

        Total Shareholders' Equity                                  536,974         558,520
                                                                 ----------      ----------
        Total Liabilities and Shareholders' Equity               $1,166,891      $1,119,670
                                                                 ==========      ==========

* Certain amounts have been restated as described in Note 1 - "Interim Financial Statements and Restated Financial Information."


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                    Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                  ----------------------     ------------------------
                                                    1996*         1995         1996*           1995
                                                  --------      --------     ---------       --------
Revenue                                           $166,466      $132,573      $460,890       $453,053
Costs and expenses:
   Product costs                                   142,468       104,690       407,389        355,547
   Selling, general and administrative              30,847        25,930        89,762         73,841
                                                  --------      --------      --------       --------
Operating income (loss)                             (6,849)        1,953       (36,261)        23,665

Interest income                                        451         1,149         1,470          2,731
Interest expense, net                               (5,261)       (3,330)      (13,219)       (12,176)
Other income (expense), net                             33           (81)         (310)            33
                                                  --------      --------      --------       --------
Income (loss) before income taxes and
   minority interest                               (11,626)         (309)      (48,230)        14,253
Provision (benefit) for income taxes                (7,065)         (378)      (17,618)         6,670
                                                  --------      --------      --------       --------
Income (loss) before minority interest              (4,561)           69       (30,702)         7,583
Minority interest                                        -           544           409          1,181
                                                  --------      --------      --------       --------
Net income (loss)                                 $ (4,561)     $    613      $(30,293)      $  8,764
                                                  ========      ========      ========       ========

Average number of common and
   common equivalent shares                         90,422        88,454        90,311         88,302
                                                  ========      ========      ========       ========

Net income (loss) per common and
   common equivalent share                        $  (0.05)     $   0.01      $  (0.34)      $   0.10
                                                  ========      ========      ========       ========


* Certain amounts have been restated as described in Note 1 -- "Interim Financial Statements and Restated Financial Information."



The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                          1996*          1995
                                                                       ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $ (30,293)       $   8,764
   Adjustments to reconcile net income to cash flows
      from operating activities:
      Depreciation and amortization                                       14,218           12,373
      Amortization of product and development costs                      322,695          258,975
      Additions to product and development costs                        (372,864)        (289,089)
      Changes in operating assets and liabilities:
           Decrease in accounts receivable                                 6,185           30,489
           Decrease in accounts payable, accrued expenses,
                 other liabilities and income taxes                      (26,355)         (51,488)
           Increase (decrease) in accrued participation expenses          (8,853)          28,506
           Increase (decrease) in deferred revenue                        (2,810)           5,885
           Increase in prepaid and other assets                           (3,195)          (8,413)
           Other, net                                                      2,089           (3,050)
                                                                       ---------        ---------
                                                                         (99,183)          (7,048)
                                                                       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                               (9,942)         (11,979)
   Changes in net liabilities related to
      discontinued operations                                               (793)          (8,416)
                                                                       ---------        ---------
                                                                         (10,735)         (20,395)
                                                                       ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                    111,427           50,449
   Repayments of credit facilities                                             -          (34,873)
   Proceeds from exercise of stock options and warrants                    4,489            3,260
                                                                       ---------        ---------
                                                                         115,916           18,836
                                                                       ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           5,998           (8,607)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          20,678           22,400
                                                                       ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  26,676        $  13,793
                                                                       =========        =========

* Certain amounts have been restated as described in Note 1 -- "Interim Financial Statements and Restated Financial Information."



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

RESTATED FINANCIAL INFORMATION. Prior to May 1996, the Company accounted for all of its entertainment product, including the software development costs of VIEL, which develops, produces and distributes interactive games, under the requirements of SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," capitalizing all direct development and production costs, as well as capitalized overhead and interest. In May 1996, the SEC staff publicly announced that it had become aware of "diversity in the application of generally accepted accounting principles to exploitation, film, and other software development costs" associated with entertainment and educational software products. The SEC staff stated its position that companies developing computer software, without regard to the nature of the business enterprise, are required to capitalize development costs at that point in time when technological feasibility is achieved, in accordance with the standards of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Financial Accounting Standards Board Emerging Issues Task Force ("EITF"), which had been considering this issue, cited the SEC staff's position in its decision to discontinue its efforts to reach a consensus on the matter in Issue No. 96-6," Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products." In view of the foregoing events, the Company has applied the guidance of SFAS No. 86 with respect to the capitalization of software development costs and has recorded a cumulative pretax adjustment of approximately $7,500,000 in the second quarter of 1996 to reflect this change. The amounts included for prior periods are not material to the respective periods. The pretax adjustment recorded in the quarter ended September 30, 1996 was approximately $600,000. (See Note 3.)

Additionally, the Company has recorded pretax adjustments of approximately $1,500,000 and $250,000 in the second and third quarters of 1996, respectively, to accrue long-term incentive compensation expense with respect to employment contracts which were executed in 1996.

The impact of these adjustments on the Company's previously reported financial results is summarized below (in thousands, except per share data):


                                   Three Months Ended              Nine Months Ended
                                   September 30, 1996              September 30, 1996
                                   ------------------              ------------------
                               As Reported    As Restated      As Reported    As Restated
                               -----------    -----------      -----------    -----------
Revenue                         $166,466        $166,466         $460,890       $460,890

Product costs                    141,880         142,468          399,332        407,389
Selling, general and
  administrative                  30,597          30,847           88,012         89,762
                                --------        --------         --------       --------

Operating loss                  $ (6,011)       $ (6,849)        $(26,454)      $(36,261)

Net loss                        $ (2,005)       $ (4,561)        $(24,289)      $(30,293)
                                ========        ========         ========       ========

Loss per share                    $(0.02)         $(0.05)          $(0.27)        $(0.34)
                                ========        ========         ========       ========
Accumulated deficit at end
  of period                     $ 33,927         $39,931         $ 33,927       $ 39,931
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

Entertainment product, net, is comprised of the following:




                                           September 30,      December 31,
                                               1996               1995
                                           ------------       ------------
Entertainment product:
     Theatrical
        Released                             $105,714            $106,530
        Completed, not released                 2,402                   -
        In process and other                   88,240              66,573
                                             --------            --------
                                              196,356             173,103

     Television
        Released                              183,603             158,814
        Completed, not released                   110                   -
        In process and other                    5,355              33,326
                                             --------            --------
                                              189,068             192,140

                                             $385,424            $365,243
                                             ========            ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                         (000's omitted in all tables)
                                  (Continued)


3.  SOFTWARE DEVELOPMENT COSTS, NET

In May 1996, the EITF published Issue No. 96-6, citing the SEC staff's position which requires the Company to apply the principles of SFAS No. 86 with respect to capitalization of software development costs. This resulted in a cumulative pretax adjustment of approximately $7,500,000 and a pretax adjustment of approximately $600,000 recorded in the second and third quarters, respectively, as restated. The amounts included for prior periods are not material to the respective periods. (See Note 1.)

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

Another wholly owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom which is guaranteed by the Company. Advances under the UK Facility bear interest at the bank's prime rate plus 1.0%. The UK Facility matures on November 30, 1996. The Company is currently negotiating with the bank regarding a new credit facility to replace the UK Facility. As of September 30, 1996, the Company had approximately $314,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company also provides a rent guarantee for this subsidiary which expires in 2005.

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


5.  SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:


                                                            Capital In                        Cumulative
                                                 Common      Excess of      Accumulated      Translation
                                                  Stock      Par Value        Deficit         Adjustment      Total
                                                 ------     -----------     -----------      -----------      -----
    Balance at December 31, 1995                   $90       $571,244        $ (11,914)         $(900)       $558,520
    Exercise of options and warrants                 -          4,489                -              -           4,489
    Income tax benefit related to stock
         options                                     -          1,730                -              -           1,730
    Unrealized holding gain, net                     -              -            2,276              -           2,276
    Net loss for the period                          -              -          (30,293)             -         (30,293)
    Cumulative translation adjustment                -              -                -            252             252
                                                   ---       --------        ---------          -----        --------
    Balance at September 30, 1996                  $90       $577,463        $($39,931)         $(648)       $536,974
                                                   ===       ========        =========          =====        ========

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

9.  RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $13,298,000 and $9,706,000 during the nine months ended September 30, 1996 and 1995, respectively, in connection with the Viacom Facility. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $1,765,000 and $813,000 as of September 30, 1996 and December 31, 1995, respectively. See Note 4 regarding the Viacom Facility, the Viacom Credit Agreement and the Credit Agreement.

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

During the nine months ended September 30, 1996 and 1995, the Company sold home video and interactive product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) MTV Networks, a division of a subsidiary of Viacom; (iii) certain television stations owned by Viacom; and
(iv) USA Network and Sci-Fi Channel in which Viacom has equity interests. For the nine months ended September 30, 1996 and 1995, these transactions were not material.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three months and nine months ended September 30 (in thousands):




                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                ----------------------       -------------------------
                                                  1996          1995           1996             1995
                                                --------      --------       --------         --------
   Worldwide television distribution            $ 92,375      $ 65,596       $277,490         $271,716
   Worldwide interactive                          54,874        40,201        121,282          108,459
   Worldwide home video                           14,017        21,421         40,897           54,387
   International film distribution                   860         1,029          7,835            5,528
   Worldwide licensing and merchandising           3,200         3,360          9,889           10,666
   Other                                           1,140           966          3,497            2,297
                                                --------      --------       --------         --------
                                                $166,466      $132,573       $460,890         $453,053
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

Worldwide interactive revenue increased $14,673,000 and $12,823,000, or 37% and 12%, for the three month and nine month periods ended September 30, 1996, respectively, from the comparable periods in 1995. The increase is due primarily to a greater volume of new product releases, including "Resident Evil," in the three months ended September 30, 1996. However, anticipated growth in revenue in 1996 was not achieved due to delays in the release of a number of VIEL's titles, as well as fewer than anticipated shipments to retailers reflecting in part the continuing reluctance by consumers to purchase interactive software product until the new generation hardware platforms achieve a higher installed base. It is expected that revenue will continue to be adversely impacted in the near term. The Company continues to actively work with hardware manufacturers to develop and adapt its titles to different platforms as they become commercially viable.

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


PRODUCT COSTS

Product costs consist primarily of the amortization of capitalized production, distribution and development costs and the accrual of third-party participations and residuals. Such costs increased $37,778,000 and $51,842,000, or 36% and 15%, for the three month and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase is due to the increase in revenue described above and the increase in the percentage relationship between such costs and the related revenue to 88% in 1996 from 78% in 1995. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. Additionally, in May 1996, the EITF published Issue No. 96-6 requiring the Company to apply the principles of SFAS No. 86 with respect to capitalization of software development costs. This resulted in a cumulative pretax adjustment of approximately $7,500,000 and a pretax adjustment of approximately $600,000 recorded in the second and third quarters, respectively, as restated. The amounts included for prior periods are not material to the respective periods. (See Note 1.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The Company recorded write-downs to net realizable value with respect to its capitalized product and development costs of $10,499,000 and $41,755,000 in the three month and nine month periods ended September 30, 1996, respectively, compared to $2,433,000 and $24,748,000 in the corresponding periods in 1995.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased $4,917,000 and $15,921,000, or 19% and 22%, during the three months and nine months ended September 30, 1996, respectively, from the comparable 1995 periods. The increase is primarily due to the growth in the Company's distribution infrastructure. Additionally, the Company has recorded pretax adjustments of approximately $1,500,000 and $250,000 in the second and third quarters of 1996, respectively, to accrue compensation expense with respect to certain employment contracts which were executed in the second quarter of 1996.


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


PROVISION FOR INCOME TAXES

The Company computes its interim provision for income taxes based upon an estimated annual effective tax rate computed in accordance with SFAS No. 109. The Company's provision for income taxes for the nine months ended September 30, 1996, decreased $24,288,000, to a net benefit of $17,618,000 in the current period, as compared to a provision of $6,670,000 for the corresponding period in 1995, largely as a result of the loss for the period partially offset by a change in the effective tax rate. The change in the effective tax rate for the nine months ended September 30, 1996, as compared to the corresponding period of 1995, is largely a result of changes in the relationships between revenue and expenses comprising income before income taxes and minority interest. Additionally, the change in the effective tax rate for the nine months ended September 30, 1996, as compared to the effective rate for the six months ended June 30, 1996, is a result of changes in expected operating results for the year.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Another wholly owned subsidiary of VIEL has a 10,000,000 pounds sterling credit facility with a bank in the United Kingdom, which the Company has guaranteed. As of September 30, 1996, the Company had approximately $314,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The UK Facility matured on November 30, 1996. The Company is currently negotiating with the bank regarding a new facility to replace the UK Facility. The Company also provides a rent guarantee for this subsidiary which expires in 2005. (See Note 4.)

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