Form 10-Q
period 1997-03-31
SPELLING ENTERTAINMENT GROUP INC
filed 1997-05-15
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                         COMMISSION FILE NUMBER: 1-6739

                        SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                         59-0862100
-------------------------------                           ------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

       5700 WILSHIRE BOULEVARD
       LOS ANGELES, CALIFORNIA                                  90036
----------------------------------------                      ---------
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

     On May 12, 1997, the registrant had outstanding 90,730,254 shares of Common Stock, $.001 par value.

                        SPELLING ENTERTAINMENT GROUP INC.


                          PART 1. FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
         March 31, 1997 and December 31, 1996 (Unaudited)                      3

Condensed Consolidated Statements of
         Operations - Three Months Ended
         March 31, 1997 and 1996 (Unaudited)                                   4

Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1997 and 1996 (Unaudited)                5

Notes to Unaudited Condensed Consolidated Financial Statements                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               14

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     21

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 March 31,   December 31,
                                                                   1997          1996
                                                                 ---------    ---------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                        $   1,441    $   3,325
Accounts receivable, net                                           121,676      104,645
Entertainment product, net                                         230,993      233,002
Other current assets                                                 4,144        4,204
                                                                 ---------    ---------
           Total current assets                                    358,254      345,176

Accounts receivable, net                                           108,728       91,880
Entertainment product, net                                         175,005      182,786
Property and equipment, net                                         13,151       13,389
Net assets of VIE                                                       --       14,289
Intangible assets, net                                             191,435      192,806
Other noncurrent assets                                                 20           20
                                                                 ---------    ---------
           Total assets                                          $ 846,593    $ 840,346
                                                                 =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other liabilities         $  29,408    $  36,103
Accrued participation expense                                       67,555       54,534
Deferred revenue                                                    20,483       21,388
Income and other taxes                                               1,100          791
                                                                 ---------    ---------
          Total current liabilities                                118,546      112,816

Accrued participation expense                                       43,115       45,797
Long-term debt payable to Viacom                                   314,000      315,000
Deferred income and other taxes                                     40,026       36,156
Net liabilities related to discontinued operations of VIE            2,346           --
Net liabilities related to discontinued operations of Charter       12,404       10,834
                                                                 ---------    ---------
                                                                   530,437      520,603
                                                                 ---------    ---------
Commitments and contingent liabilities

                              SHAREHOLDERS' EQUITY

Preferred Stock                                                         --           --
Common Stock, $.001 par value,
     - 300,000,000 shares authorized
     - 90,730,254 and 90,625,321 shares issued and outstanding          91           91
Capital in excess of par value                                     576,795      576,260
Accumulated deficit                                               (259,518)    (258,671)
Cumulative translation adjustment                                   (1,212)       2,063
                                                                 ---------    ---------
          Total shareholders' equity                               316,156      319,743
                                                                 ---------    ---------
          Total liabilities and shareholders' equity             $ 846,593    $ 840,346
                                                                 =========    =========

        The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                     1997          1996
                                                                ---------      ---------
Revenue                                                         $ 166,503      $ 128,779
Costs and expenses:
    Entertainment product costs                                   141,152        111,854
    Selling, general and administrative                            14,987         15,503
                                                                ---------      ---------

Operating income                                                   10,364          1,422

Interest income                                                       240            399
Interest expense, net                                              (4,889)        (2,533)
Other, net                                                             (1)            (3)
                                                                ---------      ---------
Income (loss) from continuing operations
   before income taxes                                              5,714           (715)
Provision (benefit) for income taxes                                4,986           (357)
                                                                ---------      ---------
Income (loss) from continuing operations                              728           (358)
Loss from discontinued operations of VIE, net                           -         (3,388)
                                                                ---------      ---------
Net income (loss)                                               $     728      $  (3,746)
                                                                =========      =========

Average number of common and common equivalent shares              90,720         90,101
                                                                =========      =========
Income (loss) per common and common equivalent share:
   Continuing operations                                        $    0.01          $   -
   Discontinued operations                                              -          (0.04)
                                                                ---------      ---------
   Net income (loss) per common and common equivalent share     $    0.01      $   (0.04)
                                                                =========      =========



               The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                         1997          1996
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $     728      $  (3,746)
   Adjustments to reconcile net income (loss) to cash flows
       from continuing operations:
       Net loss from discontinued operations                                --          3,388
       Depreciation and amortization                                     2,178          2,048
       Amortization of entertainment product costs                     118,982         93,408
       Additions to entertainment product costs                       (108,292)       (99,616)
       Increase in accounts receivable                                 (34,777)       (14,058)
       Increase (decrease) in accounts payable, accrued expense,
           other liabilities and income taxes                           (2,069)           742
       Increase in accrued
           participation expense                                        10,338         11,183
       Decrease in deferred revenue                                       (906)        (6,490)
       Other, net                                                         (727)        (1,847)
                                                                     ---------      ---------
       Net cash used by continuing operations                          (14,545)       (14,988)
       Net cash provided (used) by discontinued operations              11,360        (11,053)
                                                                     ---------      ---------
                                                                        (3,185)       (26,041)
                                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                              (597)        (1,393)
    Repayments by (advances to) discontinued operations of VIE          12,684         (5,429)
    Changes in net liabilities related to
         discontinued operations of Charter                              1,570         (1,203)
                                                                     ---------      ---------
    Net cash provided (used) by continuing operations                   13,657         (8,025)
    Net cash used by discontinued operations                            (1,068)        (1,543)
                                                                     ---------      ---------
                                                                        12,589         (9,568)
                                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under credit facilities                                  23,000         22,000
    Repayments of credit facilities                                    (24,000)            --
    Issuances of Common Stock                                                4            777
                                                                     ---------      ---------
    Net cash provided (used) by continuing operations                     (996)        22,777
    Net cash provided (used) by discontinued operations                (19,009)         9,987
                                                                     ---------      ---------
                                                                       (20,005)        32,764
                                                                     ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (10,601)        (2,845)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        16,175         20,678
                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   5,574      $  17,833
                                                                     =========      =========

CASH AND CASH EQUIVALENTS AT END OF PERIOD:
    Continuing operations                                            $   1,441      $   6,408
    Discontinued operations                                              4,133         11,425
                                                                     ---------      ---------
                                                                     $   5,574      $  17,833
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

The financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation in the current period. The Condensed Consolidated Statements of Operations and of Cash Flows for the first quarter of 1996 have been restated to conform with the current year discontinued operations presentation.

Viacom Inc. ("Viacom") currently owns approximately 75% of the Company's Common Stock. See Note 10 regarding Viacom's intention to acquire additional shares of the Company's outstanding common stock.

On July 30, 1994, the Company acquired approximately 91% of the ordinary shares ("Ordinary Shares") of Virgin Interactive Entertainment Limited ("VIEL") and also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company and currently owned by Viacom. Viacom and the Company have executed amendments to extend the put-and call-option agreements, which were originally scheduled to expire in July 1995, through August 1, 1997. (See Note 9 regarding the planned disposition of VIEL (together with its subsidiaries, "VIE")).


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

Entertainment product, net, is comprised of the following:

                                                      March 31,       December 31,
                                                        1997              1996
                                                      --------        ------------
Entertainment product:
   Theatrical
       Released                                       $156,783          $137,266
       Completed, not released                          35,732             4,833
       In process and other                             22,244            73,745
                                                      --------          --------
                                                       214,759           215,844
   Television
        Released                                       159,937           184,954
        In process and other                            31,302            14,990
                                                      --------          --------
                                                       191,239           199,944

                                                      $405,998          $415,788
                                                      ========          ========

3.         DEBT

In January 1994, the Company entered into a three-year credit agreement (the "Viacom Facility") with a predecessor of Viacom. This agreement was amended and restated in January 1995 and again in November 1995, to provide, among other things, increases in the amount available under such facility. The Viacom Facility, as amended, provided for (i) a term loan of $100,000,000 which funded the Company's merger with Republic Entertainment Inc. ("Republic") in April 1994 and (ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Facility were due to mature on March 31, 1997.

On September 30, 1996, the Company and Viacom executed a credit agreement (the "Viacom Credit Agreement") which replaced the Viacom Facility. The Viacom Credit Agreement provides for (i) a term loan of $200,000,000 and (ii) a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Credit Agreement mature on December 31, 1998.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective as of October 1, 1996, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread based on the Company's leverage ratio, as defined (currently 2.5%) or at Citibank N.A.'s base rate. The average interest rate at March 31, 1997, on borrowings under the Viacom Credit Agreement was 7.9%. Additional terms of the Viacom Credit Agreement require, among other things, a minimum amount, as defined, of net worth. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. At March 31, 1997, the carrying value of all of the Company's debt approximated fair value.

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


4.         SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:


                                                      Capital In                   Cumulative
                                         Common       Excess of     Accumulated    Translation
                                          Stock       Par Value       Deficit       Adjustment          Total
                                       ---------      ---------      ---------       ---------       ---------
Balance at December 31, 1996           $      91      $ 576,260      $(258,671)      $   2,063       $ 319,743
Exercise of options and warrants              --            535             --              --             535
Unrealized holding loss, net                  --             --         (1,575)             --          (1,575)
Net income for the period                     --             --            728              --             728
Cumulative translation adjustment             --             --             --          (3,275)         (3,275)
                                       ---------      ---------      ---------       ---------       ---------
Balance at March 31, 1997              $      91      $ 576,795      $(259,518)      $  (1,212)      $ 316,156
                                       =========      =========      =========       =========       =========

5.         INCOME TAXES

Income taxes have been provided in each period based on the Company's anticipated annual effective income tax rate.


6.         NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share amounts are based on the weighted average number of common and common equivalent shares outstanding during the respective periods. Primary and fully diluted net income (loss) per common and common equivalent share are not presented as they result in a dilution of less than 3% from basic net income (loss) per common and common equivalent share or are anti-dilutive.

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect this statement to have a material impact on its net income (loss) per share.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


7.         LEGAL MATTERS

The Company is involved in certain legal proceedings which arise in the normal course of conducting its entertainment business operations. The Company believes such legal proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

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


8.         RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $6,522,000 and $3,830,000 during the three months ended March 31, 1997 and 1996, respectively, in connection with the Viacom Credit Agreement and the Viacom Facility. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $1,112,000 and $1,226,000 as of March 31, 1997 and December 31, 1996, respectively. See Note 3 regarding the Company's credit facilities with Viacom and Note 9 regarding Viacom's guarantee of the Company's credit agreements with banks.

Viacom provided the Company with management services for which the Company was charged $150,000 for the three month period ended March 31, 1996 for the services of an executive. No further charges were incurred after the resignation of such executive in the first quarter of 1996. As of March 31, 1997, the Company had a net payable to Viacom of approximately $2,321,000 with respect to these and other expenses.

During the three months ended March 31, 1997 and 1996, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) certain television stations owned by Viacom; and (iii) USA Network, Sci-Fi Channel and United Paramount Network in which Viacom has equity interests. For the three months ended March 31, 1997 and 1996, these transactions were not material.

Republic has entered into agreements with, and in certain cases has advanced funds to Viacom, a partnership in which a subsidiary of Viacom is the managing partner and Showtime to distribute certain of their productions in the home video market.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


The Company has entered into agreements with Paramount Pictures Corporation ("Paramount"), a Viacom subsidiary, with respect to the distribution of two of the Company's feature film releases, "Night Falls on Manhattan" and "Stephen King's Thinner," in the domestic theatrical, non-theatrical and pay television markets. Additionally, the Company has partnered with Paramount in the production or funding of two additional feature films, "In & Out" and "Breakdown," in which the Company owns the international distribution rights.

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and its affiliates.


9.         DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, through a public offering expected to be completed by December 31, 1997 and has, accordingly, reflected the operations of VIE as discontinued.

VIE's net assets (liabilities) as of March 31, 1997 and December 31, 1996, and results of operations for the three month period ended March 31, 1996, are as follows (in thousands):

                                                     March 31,       December 31,
                                                       1997              1996
                                                    ----------       ------------
Current assets                                       $  92,946        $ 152,724
Current liabilities                                   (170,426)        (116,400)
                                                     ---------        ---------
     Net current assets (liabilities)                  (77,480)          36,324
                                                     ---------        ---------

Property and equipment, net                             16,395           16,793
Intangibles, net                                       103,670          107,657
Other non-current assets                                 8,611           21,257
Non-current liabilities                                (53,542)        (167,742)
                                                     ---------        ---------
     Net non-current assets (liabilities)               75,134          (22,035)
                                                     =========        =========
     Net assets (liabilities)                        $  (2,346)       $  14,289
                                                     =========        =========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                                  1996
                                                               ----------
Revenue                                                         $ 36,139
Costs and expenses                                                46,159
                                                                --------
Loss before provision for income taxes                           (10,020)
Benefit for income taxes                                          (6,101)
                                                                --------
Net loss before minority interest                                 (3,919)
Minority interest in loss of discontinued operations                (531)
                                                                --------
Net loss from discontinued operations                           $ (3,388)
                                                                ========

During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. For the three months ended March 31, 1997, revenue and the net operating loss of VIE were $46,393,000 and $15,199,000, respectively, and the net operating loss was provided for in the estimated loss on disposal as of December 31, 1996.

In May 1996, the SEC staff announced its position that companies developing computer software are required to capitalize development costs in accordance with the standards of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Accordingly, the Company has applied the principles of SFAS No. 86 with respect to the capitalization of software development costs. This resulted in a cumulative pretax adjustment of approximately $7,500,000 and a pretax adjustment of approximately $600,000 recorded in the second and third quarters of 1996, respectively, as restated. The amounts included for prior periods were not material to the respective periods.

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


On December 23, 1993, a wholly owned subsidiary of VIE established a multi-currency credit agreement (the "Credit Agreement") with a bank in the U.S. The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the acquisition of VIE, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000 and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by Viacom. During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000. During 1996, the term was extended to March 31, 1998. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. Borrowings under the Credit Agreement as of March 31, 1997 and December 31, 1996 were $93,347,000 and $98,010,000, respectively. As of March 31, 1997, the Company had approximately $466,000 in letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases.

On September 8, 1993, another wholly owned subsidiary of VIE established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary. Following the acquisition of VIE, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. Advances under the UK Facility bear interest at the bank's prime rate plus 1.0%. Effective as of April 3, 1997, the UK Facility was renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility, which is an annual facility, will expire on December 31, 1997 and is guaranteed by Viacom and the Company. Advances under the renegotiated UK Facility will bear interest at the bank's prime rate plus 1% or alternatively at selected Eurocurrency rates. Borrowings under the UK Facility as of March 31, 1997 and December 31, 1996 were $1,708,000 and $3,898,000, respectively. As of March 31, 1997, the Company had approximately $269,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company and Viacom also provide a rent guarantee for this subsidiary which expires in 2005.

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

10.        SUBSEQUENT EVENTS

On April 18, 1997, Viacom announced its intention to acquire additional shares of the Company's outstanding common stock and increase its ownership to approximately 80%. Viacom indicated that the purchase of additional shares is intended to permit it to consolidate the Company's results for tax purposes and it has no plans to increase its ownership beyond approximately 80%.

                        SPELLING ENTERTAINMENT GROUP INC.


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

The success of the Company's television programming business depends, in large part, upon the successful network exhibition of its television series over a sufficient number of years to allow for off-network exhibition opportunities. During the initial years of one-hour television series, network and international license fees normally approximate the production costs of the series, and accordingly the Company recognizes only minimal profit or loss during this period. With respect to half-hour network programming and first-run syndication television programming, the production costs can substantially exceed the combination of the network or other domestic revenue and international license fees, and the Company recognizes losses during this period. However, if a sufficient number of episodes of a series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to reduce its loss or realize a profit with respect to the series.

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen as well as any changes in the law and governmental regulation. On September 6, 1995, the Federal Communications Commission released an order repealing its rules which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. The Telecommunications Act of 1996 eliminates the restrictions on the number of television stations that one entity may own and increases the national audience reach limitation by one entity from 25% to 35%. Accordingly, the networks will be able to own the programming which they broadcast, and increasingly become competitors of the Company in the production and distribution of programming.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three months ended March 31 (in thousands):

                                                    1997             1996
                                                  --------         --------
     Television                                   $139,866         $106,275
     Home video                                     18,124           14,025
     Film distribution                               4,297            4,274
     Licensing and merchandising                     3,426            3,538
     Other                                             790              667
                                                  --------         --------
                                                  $166,503         $128,779
                                                  ========         ========

Television revenue increased $33,591,000 (32%) in the first quarter of 1997 from the comparable period in 1996. The increase in the 1997 period arose primarily from (i) higher per episode network license fees for the Company's continuing series; (ii) increased hours of programming delivered to the networks, including the new daytime serial "Sunset Beach"; and (iii) higher revenue from exploitation of the Company's library.

Home video revenue increased $4,099,000 (29%) in the first quarter of 1997 from the same period in 1996, due primarily to the successful release of "Bound," one of the Company's feature films released theatrically in October 1996. The home video market continues to be very competitive due to home video retailers purchasing greater volumes of theatrical releases from the major studios and lower volumes of made-for-video product, such as the Company's. It is expected that this trend will continue in the near term. The Company plans to reduce its acquisition of made-for-video titles to focus on the release of its theatrical titles. Another of the Company's feature films, "Stephen King's Thinner" which was released theatrically in 1996, is scheduled for release in the home video market in the second quarter of 1997.

Film distribution revenue remained stable in the quarter ended March 31, 1997 compared to the same period in 1996. The Company released "Roseanna's Grave" internationally and "Night Falls on Manhattan" in select territories internationally in the first quarter of 1997. Releases of similar significance in 1996 were "Unforgettable" and "Normal Life."

Licensing and merchandising revenue decreased $112,000 (3%) in the first quarter of 1997 from the same period in 1996, due primarily to a continuing decline in the licensing revenue for "Beverly Hills, 90210" and "Melrose Place," partially offset by increased revenue from third-party clients.

Other revenue increased $123,000 (18%) in the three months ended March 31, 1997 from 1996 due primarily to an overall increase in the volume of product owned and distributed by the Company.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Certain of the Company's operations generate revenue denominated in foreign currencies, and as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in French francs, Canadian dollars and Mexican pesos, among others.


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of amortization of capitalized product costs and the accrual of third-party participations and residuals. Such costs increased $29,298,000 (26%) in the quarter ended March 31, 1997 from the comparable prior-year period. The increase resulted primarily from the increases in revenue described above. Additionally, the percentage relationship between such costs and the related revenue was 85% and 87% in the 1997 and 1996 periods, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating the revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $10,918,000 and $13,882,000 in the quarters ended March 31, 1997 and 1996, respectively. The decrease in write-downs in the 1997 period was primarily attributable to (i) fewer first-run syndication programs produced; (ii) a decrease in the write-downs associated with the Company's made-for-video releases; and (iii) lower net realizable value adjustments resulting from changes in profitability estimates. These decreases were partially offset by a write-down associated with the initial release of one of the Company's feature films during the period.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs remained relatively consistent in 1997 with the comparable prior-year period. Increases in such costs in the quarter ended March 31, 1997 from the comparable prior-year period were offset by corresponding increases in overhead capitalized to the Company's television programming productions.


INTEREST EXPENSE

Interest expense, net of amounts capitalized, increased $2,356,000 (93%) in 1997 due to (i) higher average indebtedness outstanding under the Company's credit arrangements; (ii) an increase in the weighted average interest rate; and (iii) a decrease in capitalized interest associated with the Company's theatrical production activities.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


PROVISION FOR INCOME TAXES

During 1997, the Company's provision for income taxes increased $5,343,000, to a provision of $4,986,000 in 1997 as compared to a benefit of $357,000 in 1996, largely as a result of the increase in income from continuing operations for the year and a change in the effective tax rate. The effective tax rate increased to 87% in 1997 from 50% in 1996, largely as a result of changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes.


DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, through a public offering expected to be completed by December 31, 1997, and accordingly, VIE is presented as a discontinued operation in the accompanying financial statements. See "Financial Condition -- Discontinued Operations" below.

FINANCIAL CONDITION

Continuing Operations. The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $108,292,000 and $99,616,000 in the three months ended March 31, 1997 and 1996, respectively. Additionally, future expenditures by the Company are expected to remain consistent with 1996 expenditures in conjunction with its projected production levels. The cost of producing network television programming is largely funded through the receipt of the related network license fees.

The deficit financing of its network programming and the cost of other production and acquisition activities is funded through the Company's operating cash flow and borrowings under its credit arrangements. The Company's principal credit agreement is with Viacom (the "Viacom Credit Agreement"). The Viacom Credit Agreement provides for a term loan facility of $200,000,000 and a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. (See Note 3.)

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


In order to meet the anticipated capital requirements to fund its production and acquisition activities, the Company is currently exploring a number of additional sources of external financing. The Company has engaged an investment bank to act as its advisor with respect to a proposed program which would fund the production of certain motion pictures on a limited recourse basis. No assurance can be given that the program will be successfully implemented or that the Company will obtain funding for film production through the contemplated program. Except as set forth above, the Company has no other external sources of financing.

The Company believes that it has the financial resources necessary to meet its anticipated capital requirements. The Company has sufficient resources available from the cash provided by operating activities and that available under its credit facilities to meet its ongoing plans for the production, acquisition and distribution of entertainment product and to take advantage of foreseen internal and external development and growth opportunities. See Note 3 regarding certain acceleration provisions of the Viacom Facility.

Discontinued Operations. A wholly owned subsidiary of VIEL has a revolving multi-currency credit agreement (the "Credit Agreement") for $100,000,000 with a bank in the U.S.. As of March 31, 1997, the Company had approximately $466,000 in letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases. (See Note 9.) Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due March 31, 1998.

Another wholly owned subsidiary of VIEL has a credit facility (the "UK Facility") with a bank in the United Kingdom in the net amount of 10,000,000 pounds sterling, which the Company and Viacom have guaranteed. The UK Facility expires on December 31, 1997. As of March 31, 1997, the Company had approximately $269,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. (See Note 9.)

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, through a public offering expected to be completed by December 31, 1997 and has, accordingly, reflected the operations of VIE as discontinued.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


VIE's net assets (liabilities) as of March 31, 1997 and December 31, 1996, and results of operations for the three month period ended March 31, 1996, are as follows (in thousands):

                                                   March 31,    December 31,
                                                     1997           1996
                                                   ---------    ------------
     Current assets                                $  92,946      $ 152,724
     Current liabilities                            (170,426)      (116,400)
                                                   ---------      ---------
          Net current assets (liabilities)           (77,480)        36,324
                                                   ---------      ---------

     Property and equipment, net                      16,395         16,793
     Intangibles, net                                103,670        107,657
     Other non-current assets                          8,611         21,257
     Non-current liabilities                         (53,542)      (167,742)
                                                   ---------      ---------
          Net non-current assets (liabilities)        75,134        (22,035)
                                                   ---------      ---------
          Net assets (liabilities)                 $  (2,346)     $  14,289
                                                   =========      =========


                                                         Three Months
                                                             Ended
                                                            March 31,
                                                              1996
                                                         ------------
     Revenue                                                $ 36,139
     Costs and expenses                                       46,159
                                                            --------

     Loss before provision for income taxes                  (10,020)
     Benefit for income taxes                                 (6,101)
                                                            --------

     Net loss before minority interest                        (3,919)
     Minority interest in loss of discontinued
       operations                                               (531)
                                                            --------
     Net loss from discontinued operations                  $ (3,388)
                                                            ========

During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. For the three months ended March 31, 1997, revenue and the net operating loss of VIE were $46,393,000 and $15,199,000, respectively, and the net operating loss was provided for in the estimated loss on disposal as of December 31, 1996.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


In May 1996, the SEC staff announced its position that companies developing computer software are required to capitalize development costs in accordance with the standards of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Accordingly, the Company has applied the principles of SFAS No. 86 with respect to the capitalization of software development costs. This resulted in a cumulative pretax adjustment of approximately $7,500,000 and a pretax adjustment of approximately $600,000 recorded in the second and third quarters of 1996, respectively, as restated. The amounts included for prior periods were not material to the respective periods.

Other Financing Items. Viacom owns approximately 75% of the Company's Common Stock. Pursuant to the separate credit facilities under which Viacom is borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.


UNCERTAINTIES

The Company is involved in certain legal proceedings which arise in the normal course of conducting its entertainment business operations. The Company believes such legal proceedings should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

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

                        SPELLING ENTERTAINMENT GROUP INC.


                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1 Amendment No. 7 to Exchange Agreement dated as of May 3, 1997, by and among a subsidiary of the Registrant, Blockbuster Entertainment Group on behalf of Viacom International Inc. and SEGI Holding Co. (successor-in-interest to Blockbuster Interactive Entertainment, Inc.).

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


                                SPELLING ENTERTAINMENT GROUP INC.


May 14, 1997                    By:   /s/ Peter H. Bachmann
                                      ------------------------------------
                                      Peter H. Bachmann
                                      Executive Vice President, Office
                                      of the President
                                      (Principal Executive Officer)


                                By:   /s/ William P. Clark
                                      -------------------------------------
                                      William P. Clark
                                      Senior Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)