Form 10-Q
period 1997-06-30
SPELLING ENTERTAINMENT GROUP INC
filed 1997-08-14
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                         COMMISSION FILE NUMBER: 1-6739

                        SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    59-0862100
-------------------------------                      -------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

     5700 WILSHIRE BOULEVARD
     LOS ANGELES, CALIFORNIA                                  90036
-------------------------------                      -------------------
(Address of principal executive                            (Zip Code)
           offices)

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

     On August 11, 1997, the registrant had outstanding 90,746,265 shares of Common Stock, $.001 par value.

                        SPELLING ENTERTAINMENT GROUP INC.


                          PART I. FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
         June 30, 1997 and December 31, 1996 (Unaudited)                     3

Condensed Consolidated Statements of
         Operations - Three Months and Six Months Ended
         June 30, 1997 and 1996 (Unaudited)                                  4

Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996 (Unaudited)                 5

Notes to Unaudited Condensed Consolidated Financial Statements               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             14


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   21

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                  June 30,   December 31,
                                                                    1997        1996
                                                                 ---------   ------------
                      ASSETS

Current Assets:
Cash and cash equivalents                                        $   6,994    $   3,325
Accounts receivable, net                                           118,717      104,645
Entertainment product, net                                         253,063      233,002
Other current assets                                                 3,940        4,204
                                                                 ---------    ---------
           Total current assets                                    382,714      345,176

Accounts receivable, net                                           105,474       91,880
Entertainment product, net                                         133,052      182,786
Property and equipment, net                                         12,660       13,389
Net assets of VIE                                                   10,746       14,289
Intangible assets, net                                             190,063      192,806
Other noncurrent assets                                                 20           20
                                                                 ---------    ---------
Total assets                                                     $ 834,729    $ 840,346
                                                                 =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other liabilities         $  38,581    $  36,103
Accrued participation expense                                       68,044       54,534
Deferred revenue                                                     8,026       21,388
Income and other taxes                                               3,242          791
                                                                 ---------    ---------
          Total current liabilities                                117,893      112,816

Accrued participation expense                                       51,846       45,797
Long-term debt payable to Viacom                                   307,000      315,000
Deferred income and other taxes                                     27,051       36,156
Net liabilities related to discontinued operations of Charter       11,538       10,834
                                                                 ---------    ---------
                                                                   515,328      520,603
                                                                 ---------    ---------

Commitments and contingent liabilities

              SHAREHOLDERS' EQUITY

Preferred Stock                                                          -            -
Common Stock, $.001 par value,
     - 300,000,000 shares authorized
     - 90,730,254 and 90,625,321 shares issued and outstanding          91           91
Capital in excess of par value                                     576,795      576,260
Accumulated deficit                                               (258,307)    (258,671)
Cumulative translation adjustment                                      822        2,063
                                                                 ---------    ---------
          Total shareholders' equity                               319,401      319,743
                                                                 ---------    ---------
Total liabilities and shareholders' equity                       $ 834,729    $ 840,346
                                                                 =========    =========

The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                         ---------------------------    -------------------------
                                                             1997           1996           1997           1996
                                                          ---------      ---------      ---------      ---------
Revenue                                                   $ 148,425      $  99,206      $ 314,928      $ 227,985
Costs and expenses:
    Entertainment product costs                             138,567         85,654        279,719        197,508
    Selling, general and administrative                      14,695         13,478         29,682         28,981
                                                          ---------      ---------      ---------      ---------

Operating income (loss)                                      (4,837)            74          5,527          1,496

Interest income                                                 279            352            519            751
Interest expense, net                                        (4,658)        (3,134)        (9,547)        (5,667)
Other income (expense), net                                   5,667              -          5,666             (3)
                                                          ---------      ---------      ---------      ---------
Income (loss) from continuing operations
   before income taxes                                       (3,549)        (2,708)         2,165         (3,423)
Benefit for income taxes                                     (6,586)          (957)        (1,600)        (1,314)
                                                          ---------      ---------      ---------      ---------

Income (loss) from continuing operations                      3,037         (1,751)         3,765         (2,109)
Loss from discontinued operations of VIE, net                     -        (20,235)             -        (23,623)
                                                          ---------      ---------      ---------      ---------
Net income (loss)                                         $   3,037      ($ 21,986)     $   3,765      ($ 25,732)
                                                          =========      =========      =========      =========

Average number of common and common
    equivalent shares                                        90,730         90,409         90,725         90,255
                                                          =========      =========      =========      =========
Income (loss) per common and common equivalent share:
   Continuing operations                                  $    0.03      ($   0.02)     $    0.04      ($   0.03)
   Discontinued operations                                        -          (0.22)             -          (0.26)
                                                          ---------      ---------      ---------      ---------
   Net income (loss) per common and common
       equivalent share                                   $    0.03      ($   0.24)     $    0.04      ($   0.29)
                                                          =========      =========      =========      =========


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      1997           1996
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $   3,765      $ (25,732)
   Adjustments to reconcile net income (loss) to cash flows
       from continuing operations:
       Net loss from discontinued operations                              --         23,623
       Depreciation and amortization                                   4,515          4,176
       Amortization of entertainment product costs                   229,712        172,716
       Additions to entertainment product costs                     (198,540)      (192,005)
       Gain from marketable securities                                (5,648)             -
       (Increase) decrease in accounts receivable                    (28,566)           402
       Decrease in accounts payable, accrued expense,
           other liabilities and income taxes                         (1,497)        (6,181)
       Increase (decrease) in accrued participation expense           18,960           (339)
       Decrease in deferred revenue                                  (13,363)       (11,618)
       Other, net                                                     (1,570)        (1,494)
                                                                   ---------      ---------
       Net cash provided (used) by continuing operations               7,768        (36,452)
       Net cash provided (used) by discontinued operations               637        (36,678)
                                                                   ---------      ---------
                                                                       8,405        (73,130)
                                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                          (1,077)        (3,449)
    Repayments by (advances to) discontinued operations of VIE         4,270        (15,229)
    Changes in net liabilities related to
         discontinued operations of Charter                              704         (2,122)
                                                                   ---------      ---------
    Net cash provided (used) by continuing operations                  3,897        (20,800)
    Net cash used by discontinued operations                          (2,265)        (2,462)
                                                                   ---------      ---------
                                                                       1,632        (23,262)
                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under credit facilities                                33,000         55,000
    Repayments of credit facilities                                  (41,000)            --
    Issuances of Common Stock                                              4          1,543
                                                                   ---------      ---------
    Net cash provided (used) by continuing operations                 (7,996)        56,543
    Net cash provided (used) by discontinued operations               (4,904)        26,123
                                                                   ---------      ---------
                                                                     (12,900)        82,666
                                                                   ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (2,863)       (13,726)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      16,175         20,678
                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  13,312      $   6,952
                                                                   =========      =========

CASH AND CASH EQUIVALENTS AT END OF PERIOD:
    Continuing operations                                          $   6,994      $   5,935
    Discontinued operations                                            6,318          1,017
                                                                   ---------      ---------
                                                                   $  13,312      $   6,952
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

The financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation in the current period. The Condensed Consolidated Statements of Operations and of Cash Flows for the second quarter and the six-month period ended June 30, 1996 have been restated to conform with the current year discontinued operations presentation.

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

On July 30, 1994, the Company acquired approximately 91% of the ordinary shares ("Ordinary Shares") of Virgin Interactive Entertainment Limited ("VIEL") and also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company and currently owned by Viacom. Viacom and the Company have executed amendments to extend the put- and call-option agreements, which were originally scheduled to expire in July 1995, through December 31, 1997. (See Note 9 regarding the planned disposition of VIEL (together with its subsidiaries, "VIE")).


2.       ENTERTAINMENT PRODUCT, NET

Entertainment product, net, includes production or acquisition costs (including advance payments to producers), capitalized overhead and interest, home video manufacturing costs, and prints, advertising and other related distribution costs expected to benefit future periods. These costs are amortized, and third-party participations and residuals are accrued, generally on an individual product basis in the ratio that current-year gross revenue bears to estimated future gross revenue. Domestic syndication and basic cable revenue estimates are not included in estimated future gross revenue of television programming until such sales are probable.

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

Entertainment product, net, is comprised of the following:

                                    June 30,   December 31,
                                      1997        1996
                                    --------     --------
Entertainment product:
   Theatrical
       Released                     $163,117     $137,266
       Completed, not released         6,889        4,833
       In process and other           25,736       73,745
                                    --------     --------
                                     195,742      215,844
   Television
        Released                     172,970      184,954
        Completed, not released          524           --
        In process and other          16,879       14,990
                                    --------     --------
                                     190,373      199,944

                                    $386,115     $415,788
                                    ========     ========


3.         DEBT

In January 1994, the Company entered into a three-year credit agreement (the "Viacom Facility") with a predecessor-in-interest to Viacom. This agreement was amended and restated in January 1995 and again in November 1995, to provide, among other things, increases in the amount available under such facility. The Viacom Facility, as amended, provided for (i) a term loan of $100,000,000 which funded the Company's merger with Republic Entertainment Inc. ("Republic") in April 1994 and (ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Facility were due to mature on March 31, 1997.

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


Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective as of October 1, 1996, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread based on the Company's leverage ratio, as defined (currently 2.5%) or at Citibank N.A.'s base rate. The average interest rate at June 30, 1997, on borrowings under the Viacom Credit Agreement, was 8.2%. Additional terms of the Viacom Credit Agreement require, among other things, a minimum amount, as defined, of net worth. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. At June 30, 1997, the carrying value of all of the Company's debt approximated fair value.

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


4.         SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:


                                                      Capital In                  Cumulative
                                          Common       Excess of    Accumulated   Translation
                                           Stock       Par Value      Deficit      Adjustment        Total
                                         ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1996             $      91     $ 576,260     $(258,671)     $   2,063      $ 319,743
Exercise of options and warrants                --           535            --             --            535
Realized gain included in net income            --            --        (3,484)            --         (3,484)
Unrealized holding gain, net                    --            --            83             --             83
Net income for the period                       --            --         3,765             --          3,765
Cumulative translation adjustment               --            --            --         (1,241)        (1,241)
                                         ---------     ---------     ---------      ---------      ---------
Balance at June 30, 1997                 $      91     $ 576,795     $(258,307)     $     822      $ 319,401
                                         =========     =========     =========      =========      =========


In May 1997, the Company realized a non-cash gain with respect to a common stock investment upon the merger of the investee with an unrelated acquiring company. The Company received common shares of the acquiring company in exchange for the common shares of the investee, and recorded the fair market value of the shares received as the cost basis for such shares.

The Company has accounted for both common stock investments (prior and subsequent to the merger) as "available for sale" securities under the applicable provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, adjusting the carrying value to fair market value, with a corresponding adjustment, net of tax, to Shareholders' Equity.


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


During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect this statement to have a material impact on its net income (loss) per share.


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

A subsidiary of the Company had pursued a cost recovery action against former owners of a petroleum storage terminal property in Tiverton, Rhode Island, seeking contribution to the cost of an environmental cleanup. In June 1997, a settlement was agreed upon with the last of the former owners pursuant to which $400,000 was paid to the subsidiary and the case (Charter International Oil Company v. United States, et. al., U.S. District Court, Rhode Island, filed March 3, 1995) was dismissed.

8.         RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $13,105,000 and $8,267,000 during the six months ended June 30, 1997 and 1996, respectively, in connection with the Viacom Credit Agreement and the Viacom Facility. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $918,000 and $1,226,000 as of June 30, 1997 and December 31, 1996, respectively. See Note 3 regarding the Company's credit facilities with Viacom and Note 9 regarding Viacom's guarantee of the Company's credit agreements with banks.

Viacom provided the Company with management services for which the Company was charged $150,000 for the three-month period ended March 31, 1996 for the services of an executive. No further charges were incurred after the resignation of such executive in the first quarter of 1996. As of June 30, 1997, the Company had a net payable to Viacom of approximately $2,385,000 with respect to these and other expenses.

During the six months ended June 30, 1997 and 1996, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) certain television stations owned by Viacom; and (iii) USA Network, Sci-Fi Channel and United Paramount Network, in which Viacom has equity interests. For the six months ended June 30, 1997 and 1996, these transactions were not material.

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


9.         DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, by December 31, 1997 and has, accordingly, reflected the operations of VIE as discontinued.

VIE's net assets (liabilities) as of June 30, 1997 and December 31, 1996, and results of operations for the three- and six-month periods ended June 30, 1996, are as follows (in thousands):

                                               June 30,     December 31,
                                                 1997          1996
                                              ---------      ---------
Current assets                                $  68,417      $ 152,724
Current liabilities                            (158,040)      (116,400)
                                              ---------      ---------
     Net current assets (liabilities)           (89,623)        36,324
                                              ---------      ---------

Property and equipment, net                      16,276         16,793
Intangibles, net                                100,619        107,657
Other non-current assets                         22,747         21,257
Non-current liabilities                         (39,273)      (167,742)
                                              ---------      ---------
     Net non-current assets (liabilities)       100,369        (22,035)
                                              ---------      ---------
     Net assets (liabilities)                 $  10,746      $  14,289
                                              =========      =========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

                                       Three Months Ended   Six Months Ended
                                         June 30, 1996       June 30, 1996
                                       ------------------   ----------------
Revenue                                    $ 30,300             $ 66,439
Costs and expenses                           53,552               99,711
                                           --------             --------

Loss before provision for income taxes      (23,252)             (33,272)
Benefit for income taxes                     (3,139)              (9,240)
                                           --------             --------

Net loss before minority interest           (20,113)             (24,032)
Minority interest                               122                 (409)
                                           --------             --------

Net loss from discontinued operations      $(20,235)            $(23,623)
                                           ========             ========

During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. For the six months ended June 30, 1997, revenue and the net operating loss of VIE were $88,408,000 and $30,184,000, respectively, and the net operating loss was provided for in the estimated loss on disposal as of December 31, 1996.

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


On December 23, 1993, a wholly owned subsidiary of VIE established a multi-currency credit agreement (the "Credit Agreement") with a bank in the U.S. The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the acquisition of VIE, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000 and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by Viacom. During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000. During 1996, the term was extended to March 31, 1998. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. Borrowings under the Credit Agreement as of June 30, 1997 and December 31, 1996 were $92,662,000 and $98,010,000, respectively. As of June 30, 1997, the Company had approximately $105,000 in letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases.

On September 8, 1993, another wholly owned subsidiary of VIE established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary. Following the acquisition of VIE, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. Advances under the UK Facility bear interest at the bank's prime rate plus 1.0%. Effective as of April 3, 1997, the UK Facility was renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility, which is an annual facility, will expire on December 31, 1997 and is guaranteed by Viacom and the Company. Advances under the renegotiated UK Facility will bear interest at the bank's prime rate plus 1% or alternatively at selected Eurocurrency rates. Borrowings under the UK Facility as of June 30, 1997 and December 31, 1996 were $8,084,000 and $3,898,000, respectively. As of June 30, 1997, the Company had approximately $211,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company and Viacom also provide a rent guarantee, which expires in 2005, for this subsidiary.

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

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen as well as any changes in the law and governmental regulation. On September 6, 1995, the Federal Communications Commission released an order repealing its rules which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. The Telecommunications Act of 1996 eliminates the restrictions on the number of television stations that one entity may own and increases the national audience reach limitation by one entity from 25% to 35%. Accordingly, the networks will be able to own the programming which they broadcast and increase their national audience reach, thereby becoming greater competitors of the Company in the production and distribution of programming.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three and six months ended June 30 (in thousands):

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                                ---------------------     ---------------------
                                  1997         1996         1997         1996
                                --------     --------     --------     --------
Television                      $105,053     $ 78,840     $244,919     $185,115
Home video                        24,520       12,855       42,644       26,880
Film distribution                 14,097        2,701       18,394        6,975
Licensing and merchandising        3,182        3,151        6,608        6,689
Other                              1,573        1,659        2,363        2,326
                                --------     --------     --------     --------
                                $148,425     $ 99,206     $314,928     $227,985
                                ========     ========     ========     ========


Television revenue increased $26,213,000 (33%) and $59,804,000 (32%) in the three- and six-month periods ended June 30, 1997, respectively, from the comparable periods in 1996. The increase in the 1997 periods arose primarily from (i) higher per episode network license fees for the Company's continuing series; (ii) increased hours of programming delivered to the networks, including the new daytime serial "Sunset Beach"; and (iii) higher revenue from exploitation of the Company's library.

Home video revenue increased $11,665,000 (91%) and $15,764,000 (59%) in the three- and six-month periods ended June 30, 1997, respectively, from the same periods in 1996, due primarily to the release of "Stephen King's Thinner" in the second quarter of 1997 and "Bound" in the first quarter of 1997. Both of the foregoing feature films were released theatrically in October 1996. The home video market continues to be very competitive due to home video retailers purchasing greater volumes of theatrical releases from the major studios and lower volumes of made-for-video product, such as the Company's. It is expected that this trend will continue in the near term. The Company continues to reduce its acquisition of made-for-video titles.

Film distribution revenue increased $11,396,000 (422%) and $11,419,000 (164%) in the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. In the second quarter of 1997, the Company released "Night Falls on Manhattan" in the domestic theatrical market and expanded its release internationally. "Breakdown" was also released in limited markets internationally in the second quarter of 1997. A release of similar significance in the 1996 period was "Moll Flanders."

Licensing and merchandising revenue remained stable in the three- and six-month periods ended June 30, 1997 compared to the same periods in 1996. The continuing decline in the licensing revenue for "Beverly Hills, 90210" and "Melrose Place," was offset by an overall increase in revenue from third-party clients.

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


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of amortization of capitalized product costs and the accrual of third-party participations and residuals. Such costs increased $52,913,000 (62%) and $82,211,000 (42%) in the quarter and six-month period ended June 30, 1997, respectively, from the comparable prior-year periods. The increase resulted primarily from the increases in revenue described above. Additionally, the percentage relationship between such costs and the related revenue was 89% and 87% for the six months ended June 30, 1997 and 1996, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating the revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $13,483,000 and $7,888,000 in the quarters ended June 30, 1997 and 1996, respectively. The increase in write-downs in the 1997 period was primarily attributable to the domestic theatrical performance of feature films released during the period, and the related revisions to profitability estimates resulting in net realizable value adjustments.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs increased $1,217,000 (9%) and $701,000 (2%) in the quarter and six months ended June 30, 1997, respectively, from the comparable prior-year periods. The increases result from the Company's growth between periods.


INTEREST EXPENSE

Interest expense, net of amounts capitalized, increased $1,524,000 (49%) and $3,880,000 (68%) in the three- and six-month periods ended June 30, 1997, due to
(i) higher average indebtedness outstanding under the Company's credit arrangements; (ii) an increase in the weighted average interest rate; and (iii) a decrease in capitalized interest associated with the Company's theatrical production activities.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


OTHER INCOME (EXPENSE), NET

Other income (expense), net, increased in the quarter ended June 30, 1997 from the same period in 1996 due to the realization of a non-cash gain related to an investment in a marketable equity security. Such gain had previously been recorded as an unrealized adjustment to shareholders' equity pursuant to the requirements of SFAS No. 115. (See Note 4.)


PROVISION FOR INCOME TAXES

During the six months ended June 30, 1997, the Company's provision for income taxes decreased $286,000, to a benefit of $1,600,000 in 1997 as compared to a benefit of $1,314,000 in 1996, largely as a result of adjustments to tax attributes and valuation allowances offset by an increase in the effective tax rate. There was a net reduction in valuation allowances and tax attributes of approximately $5,661,000 recognized in the six months ended June 30, 1997, as compared to no adjustment for the similar period in 1996. Further, for the same period, the effective tax rate increased to 188% in 1997 from 38% in 1996, largely as a result of the expected changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes.

The tax benefit of $6,586,000 for the three months ended June 30, 1997, is largely a result of the net reduction in valuation allowances and the related tax attributes discussed above, coupled with a change in the effective tax rate between the first and second quarters of 1997. The effective tax rate increased from 87% for the three months ended March 31, 1997, to 188% for the six months ended June 30, 1997, principally as a result of the expected changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes. Additionally, the decrease in the effective tax rate from 50% for the three months ended March 31, 1996, to 38% for the six months ended June 30, 1996, was a result of changes in expected operating results for the year.

DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, by December 31, 1997, and accordingly, VIE is presented as a discontinued operation in the accompanying financial statements. See "Financial Condition - Discontinued Operations" below.


FINANCIAL CONDITION

CONTINUING OPERATIONS. The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $198,540,000 and $192,005,000 in the six months ended June 30, 1997 and 1996, respectively. Additionally, future expenditures by the Company are expected to remain consistent with 1996 expenditures in conjunction with its projected production levels. The cost of producing network television programming is largely funded through the receipt of the related network license fees.

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

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


In order to meet the anticipated capital requirements to fund its production and acquisition activities, the Company is currently exploring directly additional sources of financing, including financing from Viacom. No assurance can be given that the Company will obtain such additional financing.

The Company believes that it has the financial resources necessary to meet its anticipated capital requirements. The Company has sufficient resources available from the cash provided by operating activities and available under its credit facilities to meet its ongoing plans for the production, acquisition and distribution of entertainment product and to take advantage of internal and external development and growth opportunities. See Note 3 regarding certain acceleration provisions of the Viacom Facility.

DISCONTINUED OPERATIONS. A wholly owned subsidiary of VIEL has a revolving multi-currency credit agreement for $100,000,000 with a bank in the U.S. Borrowings under the Credit Agreement as of June 30, 1997 and December 31, 1996 were $92,662,000 and $98,010,000, respectively. As of June 30, 1997, the Company had approximately $105,000 in letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases. (See Note 9.) Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due March 31, 1998.

Another wholly owned subsidiary of VIEL has a credit facility with a bank in the United Kingdom in the net amount of 10,000,000 pounds sterling, which the Company and Viacom have guaranteed. The UK Facility expires on December 31, 1997. Borrowings under the UK Facility as of June 30, 1997 and December 31, 1996 were $8,084,000 and $3,898,000, respectively. As of June 30, 1997, the Company had approximately $211,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. (See Note 9.)

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, by December 31, 1997 and has, accordingly, reflected the operations of VIE as discontinued.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


VIE's net assets (liabilities) as of June 30, 1997 and December 31, 1996, and results of operations for the three- and six-month periods ended June 30, 1996, are as follows (in thousands):

                                                  June 30,        December 31,
                                                    1997             1996
                                                 ---------         ---------
Current assets                                   $  68,417         $ 152,724
Current liabilities                               (158,040)         (116,400)
                                                 ---------         ---------
     Net current assets (liabilities)              (89,623)           36,324
                                                 ---------         ---------

Property and equipment, net                         16,276            16,793
Intangibles, net                                   100,619           107,657
Other non-current assets                            22,747            21,257
Non-current liabilities                            (39,273)         (167,742)
                                                 ---------         ---------
     Net non-current assets (liabilities)          100,369           (22,035)
                                                 ---------         ---------
     Net assets (liabilities)                    $  10,746         $  14,289
                                                 =========         =========

                                            Three Months Ended  Six Months Ended
                                              June 30, 1996      June 30, 1996
                                            ------------------  ----------------
Revenue                                          $  30,300         $  66,439
Costs and expenses                                  53,552            99,711
                                                 ---------         ---------

Loss before provision for income taxes             (23,252)          (33,272)
Benefit for income taxes                            (3,139)           (9,240)
                                                 ---------         ---------

Net loss before minority interest                  (20,113)          (24,032)
Minority interest                                      122              (409)
                                                 ---------         ---------
Net loss from discontinued operations            $ (20,235)        $ (23,623)
                                                 =========         =========


During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. For the six months ended June 30, 1997, revenue and the net operating loss of VIE were $88,408,000 and $30,184,000, respectively, and the net operating loss was provided for in the estimated loss on disposal as of December 31, 1996.

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

A subsidiary of the Company had pursued a cost recovery action against former owners of a petroleum storage terminal property in Tiverton, Rhode Island, seeking contribution to the cost of an environmental cleanup. In June 1997, a settlement was agreed upon with the last of the former owners pursuant to which $400,000 was paid to the subsidiary and the case (Charter International Oil Company v. United States, et. al., U.S. District Court, Rhode Island, filed March 3, 1995) was dismissed.

                        SPELLING ENTERTAINMENT GROUP INC.


                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 21, 1997, the stockholders voted to elect the following persons as directors:

                                       Votes Cast                 Votes
                                          For                    Withheld
   Sumner M. Redstone                  86,813,722                 839,865
   Aaron Spelling                      86,828,329                 825,258
   Philippe P. Dauman                  86,812,524                 841,063
   Thomas E. Dooley                    86,812,918                 840,669
   John L. Muething                    86,820,563                 833,024

The stockholders also voted to increase by 5,000,000 the number of shares subject to the 1994 Stock Option Plan, with 80,427,932 votes cast for the proposal and 7,104,243 votes against.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1 Amendment No. 8 to Exchange Agreement dated as of August 2, 1997, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom International Inc. and SEGI Holding Co. (successor-in-interest to Blockbuster Interactive Entertainment, Inc.).

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


                                 SPELLING ENTERTAINMENT GROUP INC.


August 13, 1997                  By:   /s/ Peter H. Bachmann
                                       ---------------------
                                       Peter H. Bachmann
                                       President
                                       (Principal Executive Officer)



                                 By:   /s/ James Miller
                                       --------------------
                                       James Miller
                                       Vice President,
                                       Corporate Controller
                                       (Principal Financial Officer)