Form 10-Q
period 1997-09-30
SPELLING ENTERTAINMENT GROUP INC
filed 1997-11-14
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On November 10, 1997, the registrant had outstanding 90,875,144 shares of Common Stock, $.001 par value.

                        SPELLING ENTERTAINMENT GROUP INC.



                          PART I. FINANCIAL INFORMATION

                                                                           PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
        September 30, 1997 and December 31, 1996 (Unaudited)                 3

Condensed Consolidated Statements of
        Operations - Three Months and Nine Months Ended
        September 30, 1997 and 1996 (Unaudited)                              4

Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1997 and 1996 (Unaudited)            5

Notes to Unaudited Condensed Consolidated Financial Statements               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               15


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   23

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                  September 30,    December 31,
                                                                      1997             1996
                                                                    ---------       ---------
                                  ASSETS
Current Assets:
Cash and cash equivalents                                           $   1,262       $   3,325
Accounts receivable, net                                               96,667         104,645
Entertainment product, net                                            262,224         233,002
Other current assets                                                    4,078           4,204
                                                                    ---------       ---------
           Total current assets                                       364,231         345,176

Accounts receivable, net                                               91,996          91,880
Entertainment product, net                                            130,924         182,786
Property and equipment, net                                            12,094          13,389
Net assets of VIE                                                      15,223          14,289
Intangible assets, net                                                188,692         192,806
Other noncurrent assets                                                    20              20
                                                                    ---------       ---------
Total assets                                                        $ 803,180       $ 840,346
                                                                    =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other liabilities            $  25,687       $  36,103
Accrued participation expense                                          71,864          54,534
Deferred revenue                                                       22,624          21,388
Income and other taxes                                                  3,138             791
                                                                    ---------       ---------
          Total current liabilities                                   123,313         112,816

Accrued participation expense                                          47,994          45,797
Long-term debt payable to Viacom                                      288,000         315,000
Deferred income and other taxes                                        29,130          36,156
Net liabilities related to discontinued operations of Charter          10,907          10,834
                                                                    ---------       ---------
                                                                      499,344         520,603
                                                                    ---------       ---------

Commitments and contingent liabilities

                           SHAREHOLDERS' EQUITY
Preferred stock                                                            --              --
Common stock, $.001 par value,
     - 300,000,000 shares authorized
     - 90,770,161 and 90,625,321 shares issued and outstanding             91              91
Capital in excess of par value                                        577,070         576,260
Accumulated deficit                                                  (273,730)       (258,671)
Cumulative translation adjustment                                         405           2,063
                                                                    ---------       ---------
          Total shareholders' equity                                  303,836         319,743
                                                                    ---------       ---------
Total liabilities and shareholders' equity                          $ 803,180       $ 840,346
                                                                    =========       =========


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                 September 30,
                                                   -------------------------       -------------------------
                                                     1997            1996             1997           1996
                                                   ---------       ---------       ---------       ---------
Revenue                                            $ 108,480       $ 111,581       $ 423,408       $ 339,566
Costs and expenses:
    Entertainment product costs                      102,331          97,610         382,050         295,118
    Selling, general and administrative               14,238          15,999          43,920          44,980
                                                   ---------       ---------       ---------       ---------


Operating loss                                        (8,089)         (2,028)         (2,562)           (532)

Interest income                                          229             403             748           1,154
Interest expense, net                                 (5,660)         (3,470)        (15,207)         (9,137)
Other income (expense), net                             (745)             31           4,921              28
                                                   ---------       ---------       ---------       ---------

Loss from continuing operations
   before income taxes                               (14,265)         (5,064)        (12,100)         (8,487)
Provision (benefit) for income taxes                   3,822          (4,334)          2,222          (5,648)
                                                   ---------       ---------       ---------       ---------

Loss from continuing operations                      (18,087)           (730)        (14,322)         (2,839)
Loss from discontinued operations of VIE, net             --          (3,831)             --         (27,454)
                                                   ---------       ---------       ---------       ---------

Net loss                                           $ (18,087)      $  (4,561)      $ (14,322)      $ (30,293)
                                                   =========       =========       =========       =========


Average number of common and common
    equivalent shares                                 90,746          90,422          90,730          90,311
                                                   =========       =========       =========       =========

Loss per common and common equivalent share:
   Continuing operations                           $   (0.20)      $   (0.01)      $   (0.16)      $   (0.03)
   Discontinued operations                                --           (0.04)             --           (0.31)
                                                   ---------       ---------       ---------       ---------
   Net loss per common and common
       equivalent share                            $   (0.20)      $   (0.05)      $   (0.16)      $   (0.34)
                                                   =========       =========       =========       =========



The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        1997             1996
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $ (14,322)      $ (30,293)
   Adjustments to reconcile net loss to cash flows
       from continuing operations:
       Net loss from discontinued operations                                 --          27,454
       Depreciation and amortization                                      6,827           6,358
       Amortization of entertainment product costs                      317,984         267,777
       Additions to entertainment product costs                        (292,207)       (291,839)
       Gain from marketable securities                                   (5,648)             --
       (Increase) decrease in accounts receivable                         6,962         (18,589)
       Decrease in accounts payable, accrued expenses,
           other liabilities and income taxes                           (12,454)        (12,036)
       Increase (decrease) in accrued participation expense              17,290          (3,738)
       Increase (decrease) in deferred revenue                            1,235          (2,725)
       Other, net                                                        (1,993)           (883)
                                                                      ---------       ---------
       Net cash provided (used) by continuing operations                 23,674         (58,514)
       Net cash used by discontinued operations                          (8,470)        (40,668)
                                                                      ---------       ---------
                                                                         15,204         (99,182)
                                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                             (1,471)         (4,305)
    Repayments by (advances to) discontinued operations of VIE            2,471         (22,335)
    Changes in net liabilities related to
         discontinued operations of Charter                                  73            (793)
                                                                      ---------       ---------
    Net cash provided (used) by continuing operations                     1,073         (27,433)
    Net cash used by discontinued operations                             (2,027)         (5,637)
                                                                      ---------       ---------
                                                                           (954)        (33,070)
                                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under credit facilities                                   45,000          95,000
    Repayments of credit facilities                                     (72,000)             --
    Issuances of common stock                                               190           1,575
                                                                      ---------       ---------
    Net cash provided (used) by continuing operations                   (26,810)         96,575
    Net cash provided by discontinued operations                          4,023          41,675
                                                                      ---------       ---------
                                                                        (22,787)        138,250
                                                                      ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (8,537)          5,998

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         16,175          20,678
                                                                      ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   7,638       $  26,676
                                                                      =========       =========

CASH AND CASH EQUIVALENTS AT END OF PERIOD:
    Continuing operations                                             $   1,262       $  17,273
    Discontinued operations                                               6,376           9,403
                                                                      ---------       ---------
                                                                      $   7,638       $  26,676
                                                                      =========       =========


The accompanying notes are an integral part of these statements

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

The financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation in the current period. The Condensed Consolidated Statements of Operations and of Cash Flows for the third quarter and the nine-month period ended September 30, 1996 have been restated to conform with the current year discontinued operations presentation.

Viacom Inc. ("Viacom") currently owns approximately 80% of the Company's common stock. On April 18, 1997, Viacom announced its intention to acquire additional shares of the Company's outstanding common stock and increase Viacom's ownership to approximately 80%. During the period through November 11, 1997, Viacom acquired additional shares of the Company's outstanding common stock sufficient to meet this objective. The purchase of such additional shares permits Viacom to consolidate the Company's results for tax purposes. Viacom has no plans to increase its ownership beyond approximately 80%. (See Note 5 regarding the Company's agreement with Viacom regarding tax reporting and administrative matters).

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

Entertainment product, net, is comprised of the following:


                                   September 30,  December 31,
                                       1997           1996
                                     --------      --------
Entertainment product:
   Theatrical
       Released                      $161,728      $137,266
       Completed, not released         14,371         4,833
       In process and other            12,254        73,745
                                     --------      --------
                                      188,353       215,844
   Television
       Released                       169,824       184,954
       Completed, not released            916            --
       In process and other            34,055        14,990
                                     --------      --------
                                      204,795       199,944

                                     $393,148      $415,788
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


Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective as of October 1, 1996, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread based on the Company's leverage ratio, as defined (currently 2.5%) or at Citibank N.A.'s base rate. The average interest rate at September 30, 1997, on borrowings under the Viacom Credit Agreement, was 8.2%. Additional terms of the Viacom Credit Agreement require, among other things, a minimum amount, as defined, of net worth. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. At September 30, 1997, the carrying value of all of the Company's debt approximated fair value.

See Note 9 regarding debt related to discontinued operations.

4.  SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:


                                                              Capital In                      Cumulative
                                                 Common       Excess of      Accumulated      Translation
                                                  Stock       Par Value        Deficit        Adjustment          Total
                                                 ------       ---------      -----------      ----------        ---------
Balance at December 31, 1996                       $91        $576,260        $(258,671)        $ 2,063         $ 319,743
Exercise of options and warrants                    --             796               --              --               796
Income tax benefit related to stock options         --              14               --              --                14
Realized gain included in net income                --              --           (3,484)             --            (3,484)
Unrealized holding gain, net                        --              --            2,747              --             2,747
Net loss for the period                             --              --          (14,322)             --           (14,322)
Cumulative translation adjustment                   --              --               --          (1,658)           (1,658)
                                                   ---        --------        ---------         -------         ---------
Balance at September 30, 1997                      $91        $577,070        $(273,730)        $   405         $ 303,836
                                                   ===        ========        =========         =======         =========

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

The Directors of the Company have approved an agreement between the Company and Viacom that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom.

As previously announced, Viacom intended to acquire additional common shares of the Company necessary to achieve consolidation for federal income tax purposes. Viacom has acquired shares in excess of 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. Given the Tax Agreement discussed above, the Company does not anticipate any material impact to its financial condition or results of operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

6.       NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Net loss per common and common equivalent share amounts are based on the weighted average number of common and common equivalent shares outstanding during the respective periods. Primary and fully diluted net loss per common and common equivalent share are not presented as they result in a dilution of less than 3% from basic net loss per common and common equivalent share or are anti-dilutive. During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect this statement to have a material impact on its net income (loss) per share.


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

Ten parties unaffiliated with the Company (the "Group") entered into agreements with the United States in 1996 tolling the statute of limitations with respect to potential reimbursement claims by the Government in connection with its clean up of the Sikes Superfund Site in Crosby, Texas, at an alleged cost exceeding $140,000,000. The United States and the Group presently are conducting depositions of individuals with alleged knowledge of disposals at Sikes as part of a mediation process seeking to resolve the Government's claims. Although the EPA previously had advised a subsidiary of the Company, Charter International Oil Company ("CIOC"), that it was a potentially responsible party based upon information from certain of these individuals, any action by the Government against CIOC appears now to be precluded by the statute of limitations. The Group, which could bring contribution claims against CIOC for its equitable share of any judgment or settlement amounts they may pay to the United States, has invited voluntary participation by CIOC and 34 other similarly situated parties in the mediation and that request is currently under advisement.
CIOC believes that it has meritorious defenses to any such contribution claims, including those based upon its Chapter 11 proceedings.

While the outcome of claims relating to the Company's discontinued operations cannot be predicted with certainty, based upon (i) its knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations, and (iii) an indemnity agreement, the Company believes that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


8.       RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $19,375,000 and $13,298,000 during the nine months ended September 30, 1997 and 1996, respectively, in connection with the Viacom Credit Agreement and the Viacom Facility. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $644,000 and $1,226,000 as of September 30, 1997 and December 31, 1996, respectively. See Note 3 regarding the Company's credit facilities with Viacom and Note 9 regarding Viacom's guarantee of the Company's credit agreements with banks.

Viacom provided the Company with management services for which the Company was charged $150,000 for the three-month period ended March 31, 1996 for the services of an executive. No further charges were incurred after the resignation of such executive in the first quarter of 1996. As of September 30, 1997, the Company had a net payable to Viacom of approximately $851,000 with respect to these and other expenses.

During the nine months ended September 30, 1997 and 1996, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to the following parties in which Viacom has or had an ownership interest (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) certain television stations owned by Viacom; (iii) USA Network and Sci-Fi Channel, in which Viacom had equity interests until October 1997; and (iv) United Paramount Network, in which Viacom has an equity interest. For the nine months ended September 30, 1997 and 1996, these transactions were not material.

Republic has entered into agreements with, and in certain cases has advanced funds to Viacom, a partnership in which a subsidiary of Viacom is the managing partner and Showtime to distribute certain of their productions in the home video market.

The Company has entered into agreements with Paramount Pictures Corporation ("Paramount"), a Viacom subsidiary, with respect to the distribution of two of the Company's feature film releases, "Night Falls on Manhattan" and "Stephen King's Thinner," in the domestic theatrical, non-theatrical and pay television markets. Additionally, the Company has partnered with Paramount in the production or funding of two additional feature films, "In & Out" and "Breakdown," to which the Company owns the international distribution rights. In August 1997, Republic entered into an agreement and licensed its rights to distribute seven 1997 rental titles, including "Night Falls on Manhattan," in the domestic home video market to Paramount.

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



9.       DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, and has, accordingly, reflected the operations of VIE as discontinued.

VIE's net assets as of September 30, 1997 and December 31, 1996, and results of operations for the three- and nine-month periods ended September 30, 1996, are as follows:


                                                September 30,     December 31,
                                                    1997             1996
                                                 ---------         ---------
Current assets                                   $  67,939         $ 152,724
Current liabilities                               (173,783)         (116,400)
                                                 ---------         ---------
     Net current assets (liabilities)             (105,844)           36,324
                                                 ---------         ---------

Property and equipment, net                         15,760            16,793
Intangibles, net                                    96,481           107,657
Other non-current assets                            30,783            21,257
Non-current liabilities                            (21,957)         (167,742)
                                                 ---------         ---------
     Net non-current assets (liabilities)          121,067           (22,035)
                                                 ---------         ---------

     Net assets                                  $  15,223         $  14,289
                                                 =========         =========

                                             Three Months Ended       Nine Months Ended
                                             September 30, 1996       September 30, 1996
                                             ------------------       ------------------
Revenue                                          $  54,885               $ 121,324
Costs and expenses                                  61,447                 161,158
                                                 ---------               ---------
Loss before provision for income taxes              (6,562)                (39,834)
Benefit for income taxes                            (2,731)                (11,971)
                                                 ---------               ---------
Net loss before minority interest                   (3,831)                (27,863)
Minority interest                                       --                    (409)
                                                 ---------               ---------
Net loss from discontinued operations            $  (3,831)              $ (27,454)
                                                 =========               =========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. For the nine months ended September 30, 1997, revenue and the net operating loss of VIE were $128,378,000 and $49,483,000, respectively, and the net operating loss was provided for in the estimated loss on disposal as of December 31, 1996.

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

Pursuant to SFAS No. 86, the Company capitalizes certain software development and production costs once technological feasibility has been achieved. Capitalized software development and production costs are reported at the lower of cost less amortization or estimated net realizable value. Software development costs incurred prior to achieving technological feasibility are charged to expense as incurred. Amortization of capitalized software development costs and development costs expensed prior to achieving technological feasibility are included in product costs.

On December 23, 1993, a wholly owned subsidiary of VIE established a multi-currency credit agreement (the "Credit Agreement") with a bank in the U.S. The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the acquisition of VIE, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000 and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by Viacom. During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000. During 1996, the term was extended to March 31, 1998. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. Borrowings under the Credit Agreement as of September 30, 1997 and December 31, 1996 were $95,615,000 and $98,010,000, respectively. As of September 30, 1997, the Company had no letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


On September 8, 1993, another wholly owned subsidiary of VIE established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary. Following the acquisition of VIE, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. Advances under the UK Facility bear interest at the bank's prime rate plus 1.0%. Effective as of April 3, 1997, the UK Facility was renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility, which is an annual facility, will expire on December 31, 1997 and is guaranteed by Viacom and the Company. Advances under the renegotiated UK Facility will bear interest at the bank's prime rate plus 1.0% or alternatively at selected Eurocurrency rates. Borrowings under the UK Facility as of September 30, 1997 and December 31, 1996 were $12,168,000 and $3,898,000, respectively. As of September 30, 1997, the Company had approximately $1,924,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company and Viacom also provide a rent guarantee, which expires in 2005, for this subsidiary.

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

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, competition, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen as well as any changes in the law and governmental regulation. On September 6, 1995, the Federal Communications Commission released an order repealing its rules which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. The Telecommunications Act of 1996 eliminates the restrictions on the number of television stations that one entity may own and increases the national audience reach limitation by one entity from 25% to 35%. Accordingly, the networks will be able to own the programming which they broadcast and increase their national audience reach, thereby becoming greater competitors of the Company in the production and distribution of programming.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


REVENUE

The following table sets forth the components of revenue from the Company's major media and markets for the three and nine months ended September 30 (in thousands):



                                    Three Months Ended         Nine Months Ended
                                      September 30,              September 30,
                                 ----------------------      -----------------------
                                   1997          1996          1997          1996
                                 --------      --------      --------      --------
Television                       $ 93,530      $ 92,375      $338,449      $277,490
Home video                          8,341        14,017        50,985        40,897
Film distribution                   2,434           860        20,828         7,835
Licensing and merchandising         3,121         3,200         9,729         9,889
Other                               1,054         1,129         3,417         3,455
                                 --------      --------      --------      --------
                                 $108,480      $111,581      $423,408      $339,566
                                 ========      ========      ========      ========


Television revenue increased $1,155,000 (1%) and $60,959,000 (22%) in the three- and nine-month periods ended September 30, 1997, respectively, from the comparable periods in 1996. The increase in the 1997 periods arose primarily from (i) higher per episode network license fees for the Company's continuing series; (ii) increased hours of programming delivered to the networks, including the new daytime serial "Sunset Beach"; and (iii) higher revenue from exploitation of the Company's library.

Home video revenue decreased $5,676,000 (40%) and increased $10,088,000 (25%) in the three- and nine-month periods ended September 30, 1997, respectively, from the same periods in 1996. The decrease in the three-month period is due primarily to a decline in the number and performance of initial releases during the period. The increase in the nine-month period is due primarily to the release of "Bound" in the first quarter of 1997 and "Stephen King's Thinner" in the second quarter of 1997. The home video market continues to be very competitive due to home video retailers purchasing greater volumes of theatrical releases from the major studios and lower volumes of made-for-video product, such as the Company's. It is expected that this trend will continue in the near term. As a result, in the third quarter of 1997, the Company determined that it was appropriate to exit the business of distributing video titles in the domestic rental market. The Company has ceased to acquire made-for-video titles other than those for which it had previously made contractual commitments. Further, in August of 1997, it licensed its made-for-video titles scheduled for initial release during the remainder of 1997, as well as "Night Falls on Manhattan," and eliminated the sales infrastructure and other support functions specifically established for this market.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Film distribution revenue increased $1,574,000 (183%) and $12,993,000 (166%) in the three- and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The domestic rights to "House of Yes," which were sold to a third party, were made available in the third quarter of 1997. In the second quarter of 1997, the Company released "Night Falls on Manhattan" in the domestic theatrical market and expanded its release internationally. "Breakdown" was also released in limited markets internationally in the second quarter of 1997. Releases of similar significance in the 1996 periods were "Moll Flanders" and "Unforgettable."

Licensing and merchandising revenue remained consistent in the three- and nine-month periods ended September 30, 1997 compared to the same periods in 1996. The decline in the licensing revenue for "Beverly Hills, 90210" and "Melrose Place," was offset by an overall increase in revenue from third-party clients.

Certain of the Company's operations generate revenue denominated in foreign currencies, and as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in French francs, Canadian dollars and Mexican pesos, among others.


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of amortization of capitalized product costs and the accrual of third-party participations and residuals. Such costs increased $4,721,000 (5%) and $86,932,000 (29%) in the quarter and nine-month period ended September 30, 1997, respectively, from the comparable prior-year periods. The increase resulted primarily from the increases in revenue described above. Additionally, the percentage relationship between such costs and the related revenue was 90% and 87% for the nine months ended September 30, 1997 and 1996, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating the revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $12,124,000 and $8,993,000 in the quarters ended September 30, 1997 and 1996, respectively, and $36,684,000 and $30,763,000 in the nine-month periods ended September 30, 1997 and 1996, respectively. The increase in write-downs in the 1997 periods was primarily attributable to the domestic theatrical performance of feature films released during the periods, and the related revisions to profitability estimates resulting in net realizable value adjustments.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs decreased $1,761,000 (11%) and $1,060,000 (2%) in the quarter and nine months ended September 30, 1997, respectively, from the comparable prior-year periods. The decreases result primarily from the impact of executive severance expense in the third quarter of 1996 with no similar expense in the current year period, and the impact of the Company's ongoing cost savings initiatives.


INTEREST EXPENSE

Interest expense, net of amounts capitalized, increased $2,190,000 (63%) and $6,070,000 (66%) in the three- and nine-month periods ended September 30, 1997, due to (i) higher average indebtedness outstanding under the Company's credit arrangements; (ii) an increase in the weighted average interest rate; and (iii) a decrease in capitalized interest associated with the Company's theatrical production activities.


OTHER INCOME (EXPENSE), NET

Other income (expense), net, increased in the nine months ended September 30, 1997 from the same period in 1996 due primarily to the realization in the second quarter of 1997 of a non-cash gain related to an investment in a marketable equity security. Such gain had previously been recorded as an unrealized adjustment to shareholders' equity pursuant to the requirements of SFAS No. 115. (See Note 4.) This gain was partially offset by certain costs associated with the Company's exploration of various financing alternatives.


PROVISION FOR INCOME TAXES

During the nine months ended September 30, 1997, the Company's provision for income taxes increased $7,870,000 to a provision of $2,222,000 in 1997 as compared to a benefit of $5,648,000 in 1996, largely as a result of adjustments to tax attributes and valuation allowances offset by a decrease in the effective tax rate. There was a net reduction in valuation allowances and tax attributes of approximately $5,661,000 recognized in the nine months ended September 30, 1997, as compared to no adjustment for the similar period in 1996. Further, for the same period, the effective tax rate decreased to (65%) in 1997 from 67% in 1996, largely as a result of the expected changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The tax provision of $3,822,000 for the three months ended September 30, 1997, reflects the change in the effective tax rate between the second and third quarters of 1997. The effective tax rate decreased from 188% for the six months ended June 30, 1997, to (65%) for the nine months ended September 30, 1997, principally as a result of the expected changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes. Additionally, the increase in the effective tax rate from 38% for the six months ended June 30, 1996, to 67% for the nine months ended September 30, 1996, was a result of changes in expected operating results for the year.

The Directors of the Company have approved an agreement between the Company and Viacom that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom.

As previously announced, Viacom intended to acquire additional common shares of the Company necessary to achieve consolidation for federal income tax purposes. Viacom has acquired shares in excess of 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. Given the Tax Agreement discussed above, the Company does not anticipate any material impact to its financial condition or results of operations.

DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, and accordingly, VIE is presented as a discontinued operation in the accompanying financial statements. See "Financial Condition - Discontinued Operations" below.


FINANCIAL CONDITION

CONTINUING OPERATIONS. The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $292,207,000 and $291,839,000 in the nine months ended September 30, 1997 and 1996, respectively.

Additionally, future expenditures by the Company are expected to increase from 1997 and 1996 expenditures in conjunction with its projected production levels. The cost of producing network television programming is largely funded through the receipt of the related network license fees.

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

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



The Company continues to explore opportunities for additional sources of financing. No assurance can be given that the Company will obtain such additional external financing.

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

Net cash flow from operating activities of the Company's continuing operations increased to $23,674,000 for the nine months ended September 30, 1997 from negative $58,514,000 for the comparable prior-year period due primarily to increased revenue and collections during the period. Net cash flow from investing activities of the Company's continuing operations increased to $1,073,000 from negative $27,433,000 for the nine months ended September 30, 1997 and 1996, respectively. In the 1996 period the Company advanced $22,335,000 to VIE. Financing activities principally reflect borrowings and repayments under the Viacom Credit Agreement in both periods.

DISCONTINUED OPERATIONS. A wholly owned subsidiary of VIEL has a revolving multi-currency credit agreement for $100,000,000 with a bank in the U.S. Borrowings under the Credit Agreement as of September 30, 1997 and December 31, 1996 were $95,615,000 and $98,010,000, respectively. As of September 30, 1997, the Company had no letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases. (See Note 9.) Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due March 31, 1998.

Another wholly owned subsidiary of VIEL has a credit facility with a bank in the United Kingdom in the net amount of 10,000,000 pounds sterling, which the Company and Viacom have guaranteed. The UK Facility expires on December 31, 1997. Borrowings under the UK Facility as of September 30, 1997 and December 31, 1996 were $12,168,000 and $3,898,000, respectively. As of September 30, 1997, the Company had approximately $1,924,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. (See Note 9.)

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


VIE's net assets as of September 30, 1997 and December 31, 1996, and results of operations for the three- and nine-month periods ended September 30, 1996, are as follows (in thousands):



                                              September 30,   December 31,
                                                  1997            1996
                                               ---------       ---------
Current assets                                 $  67,939       $ 152,724
Current liabilities                             (173,783)       (116,400)
                                               ---------       ---------
     Net current assets (liabilities)           (105,844)         36,324
                                               ---------       ---------

Property and equipment, net                       15,760          16,793
Intangibles, net                                  96,481         107,657
Other non-current assets                          30,783          21,257
Non-current liabilities                          (21,957)       (167,742)
                                               ---------       ---------
     Net non-current assets (liabilities)        121,067         (22,035)
                                               ---------       ---------

     Net assets                                $  15,223       $  14,289
                                               =========       =========

                                        Three Months Ended   Nine Months Ended
                                        September 30, 1996   September 30, 1996
                                        ------------------   ------------------
Revenue                                     $ 54,885               $ 121,324
Costs and expenses                            61,447                 161,158
                                            --------               ---------
Loss before provision for income taxes        (6,562)                (39,834)
Benefit for income taxes                      (2,731)                (11,971)
                                            --------               ---------
Net loss before minority interest             (3,831)                (27,863)
Minority interest                                 --                    (409)
                                            --------               ---------
Net loss from discontinued operations       $ (3,831)              $ (27,454)
                                            ========               =========



During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. For the nine months ended September 30, 1997, revenue and the net operating loss of VIE were $128,378,000 and $49,483,000, respectively, and the net operating loss was provided for in the estimated loss on disposal as of December 31, 1996.

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

OTHER FINANCING ITEMS. Viacom owns approximately 80% of the Company's common stock. Pursuant to the separate credit facilities under which Viacom is borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom or related to certain production activities) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

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

Ten parties unaffiliated with the Company (the "Group") entered into agreements with the United States in 1996 tolling the statute of limitations with respect to potential reimbursement claims by the Government in connection with its clean up of the Sikes Superfund Site in Crosby, Texas, at an alleged cost exceeding $140,000,000. The United States and the Group presently are conducting depositions of individuals with alleged knowledge of disposals at Sikes as part of a mediation process seeking to resolve the Government's claims. Although the EPA previously had advised a subsidiary of the Company, Charter International Oil Company ("CIOC"), that it was a potentially responsible party based upon information from certain of these individuals, any action by the Government against CIOC appears now to be precluded by the statute of limitations. The Group, which could bring contribution claims against CIOC for its equitable share of any judgment or settlement amounts they may pay to the United States, has invited voluntary participation by CIOC and 34 other similarly situated parties in the mediation and that request is currently under advisement.
CIOC believes that it has meritorious defenses to any such contribution claims, including those based upon its Chapter 11 proceedings.

While the outcome of claims relating to the Company's discontinued operations cannot be predicted with certainty, based upon (i) its knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations, and (iii) an indemnity agreement, the Company believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

                        SPELLING ENTERTAINMENT GROUP INC.


                                     PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1 Employment Agreement dated as of January 1, 1997, between Registrant and Peter Bachmann.

11      Computation of net loss per common and common equivalent share.

27      Financial Data Schedule.

(b) Reports on Form 8-K:

        None

                        SPELLING ENTERTAINMENT GROUP INC.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SPELLING ENTERTAINMENT GROUP INC.


November 13, 1997                       By: /s/ Peter H. Bachmann
                                          ----------------------------------
                                          Peter H. Bachmann
                                          President
                                          (Principal Executive Officer)



                                        By: /s/ James Miller
                                           ---------------------------------
                                           James Miller
                                           Vice President, Corporate Controller
                                           (Principal Financial Officer)