Form 10-K
period 1997-12-31
SPELLING ENTERTAINMENT GROUP INC
filed 1998-03-31
CIK 312667

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

                   FOR FISCAL YEAR ENDED DECEMBER 31, 1997 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ______________________ TO _____________________

                        COMMISSION FILE NUMBER:  1-6739

                       SPELLING ENTERTAINMENT GROUP INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                59-0862100
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


       5700 Wilshire Boulevard
       Los Angeles, California                               90036
       -------------------------------                    ----------
     (Address of principal executive offices)             (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (213) 965-5700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
     Common Stock, $.001 Par Value          New York and Pacific Exchanges

       Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                               ---------     -----.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

  On March 26, 1998, the registrant had 92,394,374 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $159,771,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III - Portions of Registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders on May 21, 1998.
 Part IV - Portions of previously filed reports and registration statements.
================================================================================

                       SPELLING ENTERTAINMENT GROUP INC.


                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K




                                                                      PAGE
                                                                      ----

                                     PART I

 Item   1.      Business                                               3
 Item   2.      Properties                                            12
 Item   3.      Legal Proceedings                                     12
 Item   4.      Submission of Matters to a Vote of Security Holders   12


                                    PART II

 Item   5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters                                  13
 Item   6.      Selected Financial Data                               14
 Item   7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  15
 Item   8.      Financial Statements and Supplementary Data           22
 Item   9.      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure               49


                                    PART III

 Item  10.      Directors and Executive Officers of the Registrant    50
 Item  11.      Executive Compensation                                50
 Item  12.      Security Ownership of Certain Beneficial Owners
                 and Management                                       50
 Item  13.      Certain Relationships and Related Transactions        50


                                    PART IV

 Item  14.      Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                          51

ITEM 1.  BUSINESS


INTRODUCTION

Spelling Entertainment Group Inc. (the "Company") is a producer and distributor of television series, mini-series and movies-for-television (collectively referred to hereinafter as "television product") and interactive games. The Company has an extensive library of television product and feature-length films, which it distributes worldwide. The Company also licenses and otherwise exploits ancillary rights of this product, such as music and merchandising rights. Unless the context indicates otherwise, "Spelling" or the "Company" refers to Spelling Entertainment Group Inc. and its subsidiaries.

The Company (formerly The Charter Company) was originally incorporated in Florida in 1959. The Company was formerly engaged in petroleum operations, but substantially all of its remaining operations in this area were sold in 1992. (See Note 9 to the Company's Consolidated Financial Statements; references to Notes hereinafter are to the notes to such financial statements.) The Company began production and distribution of entertainment product when it acquired 82% of Spelling Entertainment Inc. ("SEI") in May 1991. It acquired the remaining shares of SEI in July 1992. The Company acquired all of the stock of Republic Entertainment Inc. (formerly Republic Pictures Corporation, with its subsidiaries, hereinafter "Republic") on April 26, 1994 and approximately 91% of the Ordinary Shares of Virgin Interactive Entertainment Limited, ("VIEL") on July 30, 1994.

The Company's television production operations are conducted by subsidiaries of the Company, including Spelling Television Inc. ("Spelling Television"), and Big Ticket Television Inc. and its subsidiaries ("Big Ticket Television"). The Company is engaged in the worldwide distribution of television product and feature-length films through Worldvision Enterprises, Inc. and its subsidiaries ("Worldvision"). The Company's licensing and merchandising operations are conducted by Hamilton Projects, Inc. ("Hamilton Projects"). Republic conducts home video distribution for the Company's product into the sell-through video market. In August 1997, the Company ceased the distribution of home video rental titles and licensed its remaining 1997 titles to Paramount Home Video. VIEL produces and distributes interactive games. On February 20, 1997, the Company announced its intention to dispose of VIEL (together with its subsidiaries, "VIE"). Accordingly, VIE is presented as a discontinued operation in the accompanying financial statements. Feature film production, acquisition and distribution is conducted by Spelling Films Inc. and its subsidiaries ("Spelling Films"). On February 19, 1998, the Company announced its decision to exit the feature film business and close Spelling Films.

Approximately 48% of the Company's Common Stock was owned by American Financial Corporation and its subsidiaries ("AFC") until March 31, 1993, when AFC sold the Common Stock it owned to Blockbuster Entertainment Corporation ("BEC"). BEC acquired additional Common Stock during 1993 and 1994, both from third parties and from the Company. Effective as of September 29, 1994, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, and the subsequent acquisition of the Company's shares and the exercise of certain warrants, Viacom currently owns approximately 80% of the Company's Common Stock.

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and its affiliates, including Blockbuster, Showtime, Nickelodeon and Paramount. In each case the transaction is negotiated on an arms-length basis and the Company believes that the transaction is at least equal to the value that the Company could obtain from an outside third party.

Effective May 26, 1995, the Company changed its state of incorporation to Delaware.

The Company has its principal executive offices at 5700 Wilshire Boulevard, Los Angeles, California 90036, telephone (213) 965-5700.

PROGRAMMING - DEVELOPMENT AND PRODUCTION

NETWORK PROGRAMMING

The Company develops and produces programming for the U.S. television networks through Spelling Television and Big Ticket Television. Scripts for potential television programming are usually developed by the Company in conjunction with one of the broadcast networks. If the network orders the script to production, it will typically order a pilot episode or presentation, for which it will pay the Company a fixed license fee pursuant to a negotiated license agreement. If the network exercises its option to order episodes of the series, the license agreements provide for a minimum number of episodes to be delivered, with the network having certain rights to order additional episodes. All other ownership and distribution rights are generally retained by the Company, subject to certain network-related holdbacks. Alternatively, certain network agreements provide that the network has a financial or ownership interest, and sometimes, distribution rights, in the program, or the network has a interest in the profits from exploitation of the program. These agreements grant the network the right to exhibit the episodes a limited number of times in the United States during the license period.

The license fees paid by the networks are typically less than the Company's costs of producing the related programming, resulting in a deficit for the Company. In recent years, the size of the series deficits incurred by the Company has generally increased as escalations in license fees have failed to keep pace with escalations in production costs. However, in the case of its one hour drama series, the Company has generally been successful in obtaining sufficient revenue from its international sales to offset a significant portion of its production deficits. See "Business-Distribution."

Aaron Spelling, Chairman and Chief Executive Officer of Spelling Television and Vice Chairman of the Company, has a history of successful network television production, including more than 3,800 hours of television series, movies-for-television and mini-series, as well as feature films. In association with a variety of partnerships, Mr. Spelling has consistently been one of the industry's most creative and prolific producers of network television programming, producing such successful series as "Beverly Hills, 90210," "Melrose Place," "The Love Boat," "Dynasty," "Hotel," "Vegas" and "Matt Houston." He has also produced "Fantasy Island," "Charlie's Angels," "Starsky and Hutch," "Family" and "Hart to Hart."

Spelling Television is currently producing four one-hour drama television series and a one-hour daytime serial. "Beverly Hills, 90210," which is currently in its eighth season, has been ordered by Fox Broadcasting Company ("FBC") for a ninth season. "Melrose Place" is now in its sixth season, and also has been ordered by FBC for an additional season. "7th Heaven," which is airing in its second season on The WB Television Network ("WB"), has been ordered by WB for a third season. Spelling Television is also currently producing six episodes of the "Love Boat:
The Next Wave," for UPN which is scheduled to debut in April 1998. The daytime serial "Sunset Beach," which debuted in January 1997 on NBC, is currently in its second year.

Spelling Television has a number of movies-for-television and pilots for series in development and has received six pilot orders for the 1998/1999 television season from CBS, NBC, WB and Lifetime. These pilots represent a variety of action, adventure and drama series. There is no assurance that any of these pilots will be ordered to series by the networks.

Big Ticket Television was established in November 1994 to develop and produce half-hour situation comedy series for the U.S. television networks, and programming for first-run syndication. Big Ticket Television is currently producing a half-hour situation comedy, "Moesha," which is airing on UPN, and which has been ordered by the network for a fourth season. Big Ticket Television has received three pilot orders for half-hour situation comedies for the 1998/1999 television season from ABC, NBC and CBS. There is no assurance that any of these pilots will be ordered to series by the networks.

The Company had revenue from FBC in 1997, 1996 and 1995 representing 21%, 20% and 22% of total revenue, respectively.

FIRST-RUN SYNDICATED PROGRAMMING


First-run syndicated television series are produced and sold directly to television stations or groups of stations in the United States without any prior network broadcast. These programs are licensed and exhibited on a market-by-market basis, in contrast to network distribution where the programs are telecast simultaneously, which provides more concentrated and direct access to a national audience.

In first-run syndication, programming is licensed domestically by Worldvision in exchange for cash payments, advertising time ("barter") or a combination of both. Internationally, Worldvision distributes this programming primarily for cash license fees. When programs are licensed on a cash basis, a broadcaster agrees to pay a license fee in one or more installments in exchange for the right to broadcast the programming a specified number of times over an agreed license term. When programming is licensed on a barter basis, the Company reserves a specified amount of advertising time during the broadcast, which it sells for cash to national advertisers. Through its advertising sales staff, Worldvision carries out this function on behalf of the Company.

As compared to programming produced for the networks, the Company exercises greater control over creative and production decisions related to its first-run syndicated programming. However, there may be greater financial risk associated with such programming as there is no third-party network to share the production and promotion costs. While the license fees paid by a network for television programming are fixed by contract, barter revenue derived from the broadcasting of first-run syndicated programming is not fixed in amount, but varies depending on the ratings success of the programming. Such ratings may vary significantly between different types of programming, as well as between individual programs. Even when a first-run syndicated program is ultimately successful, its revenue is often less than the Company's costs of producing, promoting and distributing the program during its initial years. However, if a program has strong ratings, the advertising revenue and cash license fees which may be realized by the Company can be substantial.

In 1996 and 1997, Worldvision distributed in first-run syndication three half-hour series: "Judge Judy," "America's Dumbest Criminals," and "Night Stand with Dick Dietrick." "Judge Judy" and "Night Stand with Dick Dietrich" are produced by Big Ticket Television. "Night Stand with Dick Dietrich" also aired on E! Entertainment, a basic cable channel, under a cash license fee arrangement. "Judge Judy" and "America's Dumbest Criminals" are presently in their second seasons, "Judge Judy" is being sold on a cash and barter basis and "America's Dumbest Criminals" on a barter basis. In 1997, Worldvision financed and distributed the first season of the game show "Pictionary" on a cash and barter basis. Additionally, Worldvision is preparing to launch a new half-hour first-run syndication program for the 1998/1999 season entitled "Judge Joe Brown," to be produced by Big Ticket Television and, if successfully launched, will be distributed on a cash and barter basis.

FEATURE FILMS

In 1990, the Company began acquiring and distributing theatrical feature films in international markets through Spelling Films, and subsequently increased these activities to include the development and production of films. Most recently Spelling Films typically acquired all international distribution rights (i.e. theatrical, television and home video) to such films by paying a guaranteed advance to the producer and then licensed these distribution rights, generally on an all-rights, territory-by-territory basis to local distributors in the foreign territories. Under this approach, Spelling Films generally covered all or a substantial portion of its acquisition cost, reduced its risk and capital requirements, but also limited its profit potential.

In 1997, Spelling Films' releases included "Breakdown," starring Kurt Russell, J.T. Walsh and Kathleen Quinlan, and "In & Out," starring Kevin Kline, Joan Cusack, Bob Newhart and Tom Selleck, both of which were distributed domestically by Paramount Pictures ("Paramount"). In addition, during 1997 Spelling Films engaged Paramount to distribute "In & Out" and "Breakdown" in certain foreign territories. Other 1997 films included "For Roseanna" (aka "Roseanna'a Grave"), starring Jean Reno, Mercedes Ruehl and Polly Walker, distributed domestically by Fine Line Features and "The House of Yes," starring Parker Posey, Josh Hamilton, Tori Spelling, Freddie Prinze, Jr. and Genevieve Bujold, which was distributed domestically by Miramax Film Corp. In 1996, Spelling Films fully financed and produced "Night Falls on Manhattan" starring Andy Garcia, Lena Olin and Richard Dreyfuss. Spelling Films entered into an agreement with Paramount to handle domestic theatrical and pay television distribution for "Night Falls on Manhattan," but sold and distributed the film in all other markets and media through the Company's own sales and distribution operations during 1997.

In February 1998, the Company announced plans to close its Spelling Films unit to capitalize on the greater growth potential of its successful television production and distribution operations. Spelling Films will be closed in a manner to preserve the assets and insure that current projects, including films already in distribution, are appropriately serviced and exploited.

DEVELOPMENT AND PRODUCTION RISKS

There are a number of factors beyond the Company's control which may affect the timely completion of the development and production of the Company's entertainment product, including availability of talent and other resources integral to these processes as well as the status of various collective bargaining agreements. The Company attempts to minimize such risks to the greatest extent possible through the active management of the development and production process. See "Competition," "Technology" and "Employees."


DISTRIBUTION

In addition to its production activities, the Company is actively engaged in the worldwide distribution of television product and feature length films, either directly or through subdistributors. As a result of these activities, as of December 31, 1997, the Company had contractual agreements with licensees which provide for approximately $121,266,000 in future revenue, approximately 53% of which is expected to be recognized after 1998. As of December 31, 1996, the Company had contractual agreements which provided for approximately $173,773,000 in future revenue.

TELEVISION DISTRIBUTION

Worldvision has been engaged in the distribution of entertainment product in the worldwide television market for more than 35 years, originally serving as the distribution arm of the ABC Network. Today, Worldvision is a leading distributor and as of December 31, 1997 held rights to more than 8,000 hours of programming available for domestic television distribution and more than 18,000 hours of programming for international television distribution, including the Company's television product, most of the original ABC library, as well as the original NBC library which was acquired through Republic. Worldvision also distributes the available television rights to the Spelling Films and Republic libraries, as well as certain television rights to the Carolco library. Worldvision currently distributes such programming in the United States through offices located in Atlanta, Los Angeles and Chicago and in approximately 110 countries through offices or representatives located in London, Paris, Toronto, Sydney, Tokyo and Rio de Janeiro.

Demand for American-made entertainment product in international markets has increased in recent years due to the increase in the number of international television stations, cable systems and satellite delivery systems in those markets and, in some territories, the privatization of the local television industry. The Company typically begins to earn international television revenue from its television programming during the same season such programming is originally broadcast in the United States. Substantially all of the Company's television programming has been or is presently being distributed by Worldvision in international television markets. At the time of the Company's acquisition, the Republic library had previously been licensed for various terms in many territories around the world and will not be fully available for the Company's exploitation in the near term.

In December 1996, the Company and the KirchGroup entered into a television licensing agreement whereby the KirchGroup has licensed Spelling's existing library through 2010 for free and pay television, pay per view and near video on demand principally for the German-language territories of Europe.
Additionally, for the period 1996-

2000, the KirchGroup licensed certain rights to newly produced television mini-series, movies series and certain theatrical feature films in the German-language territories and made-for-television movies for continental Europe. The Company has the option to extend that agreement for an additional five years.

In March 1993, Spelling Satellite Networks ("SSN") launched its basic cable/satellite delivered channel, TeleUNO, which currently reaches more than
6.6 million subscribers in Latin America including Mexico, Argentina and Brazil. TeleUNO generates both subscription fees and advertising revenue.

The profitability of the Company's network television programming continues to depend substantially on the consumer's acceptance of the programming in the domestic syndication market after initial network exhibition. Expected revenue per episode in this market is normally greater for more popular shows and longer running series. At least four broadcast seasons of a series are typically required to successfully license repeat showings of a series in the domestic syndication market. Worldvision is currently distributing "Beverly Hills, 90210" in the domestic syndication market and has entered into off-network domestic syndication agreements for both "Moesha" and "7th Heaven." Episodes from a network series typically become available for off-network syndication or basic cable exploitation four to six years after the series' initial network telecast.

Domestic basic cable television potentially represents an increasingly significant market for the Company's product to offset the potential decrease in syndication opportunities as a result of the increase in original television production due to the emergence of the UPN and WB and stations affiliated with them and airing programming provided by these new networks in lieu of reruns. The series "Melrose Place," "Models, Inc.," "Hotel," "Vegas" and "Dynasty," among others, have been licensed to cable television. Cable exhibition has effectively developed as an alternative market, albeit traditionally a less lucrative one, than domestic syndication. However, each year a greater number of successful network television series are being licensed to basic cable in lieu of domestic broadcast syndication and certain high-profile and successful programming is able to generate off-network license fees comparable to, and in some cases, greater than, the fees available in domestic syndication. Additionally, cable exhibitors in some instances have purchased rights to short-running television series which do not include sufficient episodes to allow for traditional off-network syndication. In addition, cable television has been licensing increasing amounts of library programs in windows following off-network syndication.

While still in development in many countries, cable television opportunities outside the U.S. have also been growing rapidly.

See "Government Regulation" for restrictions placed on exhibition of the Company's entertainment product in certain markets.

LICENSING AND MERCHANDISING

Hamilton Projects is a full-service consumer product and promotional licensing agency, providing its clients with strategic planning, concept development and product marketing program management. Hamilton Projects typically earns its fees through a commission based upon the royalties earned by its clients from the sale of licensed consumer products, promotions and books based upon the copyrights, trademarks and trade names of the companies it represents. In addition to managing the consumer product merchandising programs for "Beverly Hills, 90210(R)" and "Melrose Place(R)," Hamilton Projects also represents several third parties, such as Jeep(R), Dr. Scholl's,(R) Comedy Central's South Park(TM) and the United States Postal Service(R). Through the efforts of Hamilton Projects, the Company has taken advantage of various consumer product and promotional opportunities such as a dedicated show on the Q2 channel of QVC and phone cards to market "Melrose Place" merchandise; the operation of World Wide Web sites on the Internet; the introduction of the Melrose Place Fragrance; as well as the traditional merchandising of clothing, posters, calendars and books.

HOME VIDEO DISTRIBUTION

Domestically, videocassettes are sold by Republic through its own sales force to independent wholesalers for resale to retail outlets, or in some instances, directly to retailers for the sell-through market. Internationally, the Company licenses third parties to distribute its product in the home video market, generally in exchange for a minimum guarantee against future royalties. The Republic library has previously been licensed in most territories outside of North America, and little additional revenue is anticipated in the near term from such territories.

As a result of the decrease in the market for made-for-video product, and the expectation that this trend would continue, the Company has ceased to acquire made-for-video titles and in 1997 distributed only those titles for which it had prior contractual commitments. In August 1997, the Company ceased the wholesale distribution of home video rental titles, licensing its remaining seven 1997 titles, including "Night Falls on Manhattan," to Paramount Home Video. The Company is continuing to exploit the Republic library in the sell-through video marketplace.

THEATRICAL FILM DISTRIBUTION

Spelling Films generally licensed the international theatrical, home video and/or television rights to its films to various subdistributors in each territory in exchange for a guaranteed advance plus, in most cases, a share of profits after the subdistributor takes a distribution fee and recoups its costs. For certain films, Spelling Films elected to presell most territories and entered into distribution arrangements in a few, select territories. In the case of its distribution arrangements, Spelling Films received no advance, however, the subdistributor retained a lower distribution fee and Spelling Films received the balance of any revenue generated. In certain cases where Spelling Films retained the domestic home video and worldwide television rights, Republic and Worldvision distributed such films for Spelling Films in those media and territories. The Company will continue to exploit the distribution rights from the Spelling Films library in television, home video and other media.

To the extent that Spelling Films and/or Republic desired to exploit feature films in the United States and Canadian theatrical markets, they engaged a third party to handle such distribution. See "Business - Feature Films."


TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

The Company or its subsidiaries own various United States trademarks and service marks, including SPELLING ENTERTAINMENT(R), SPELLING TELEVISION(R), BEVERLY HILLS, 90210(R), MELROSE PLACE(R), COMMAND AND CONQUER(R), REPUBLIC ENTERTAINMENT(R), WESTWOOD STUDIOS(TM), WORLDVISION ENTERPRISES(R), BIG TICKET TELEVISION(R), and 7TH HEAVEN(TM), and has applied for registration for numerous other marks relating to its entertainment product in the United States and foreign countries. The Company uses the VIRGIN name and trademark under a license which expires in July 1999, with the Company having an option to extend the license an additional five years to July 2004. The Company or its subsidiaries own various foreign trademark and service mark registrations and have pursued licensing and/or merchandising opportunities related to the use of certain of these marks. The Company registers and endeavors to take the necessary actions to protect the marks created and acquired in its businesses. See "Distribution - Licensing and Merchandising."

The Company regularly obtains copyright protection for each episode of its television programs, for its feature films and for other entertainment product. Certain of the Company's copyrights, trademarks and service marks may be considered material to the Company's business.

DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of VIE, its interactive game subsidiary, and is continuing to pursue its plan to dispose of VIE. Accordingly, VIE is presented as a discontinued operation in the accompanying financial statements.

VIE is a developer, publisher and distributor of interactive games throughout the world. VIE develops its products for use on both multimedia personal computers and dedicated gaming consoles. VIE generates its revenues through the sale, distribution and licensing of products that it has developed internally, through collaboration with external developers, or through other co-publishing, licensing or distribution relationships with third parties. During 1997, VIE released, among other titles, "Command & Conquer: Red Alert," "Blade Runner," "Golden Nugget," "Resident Evil" and "Hercules."

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


COMPETITION

The entertainment industry is highly competitive with many companies competing for available literary properties, creative personnel, talent, production personnel, distribution channels and financing which are essential to acquire, develop, produce and distribute entertainment product. The Company's competitors include major motion picture and television companies, the networks and station groups, as well as independent production and distribution companies. Certain of the Company's competitors have greater financial resources than those of the Company.

Despite the fact that the Company may receive an order from the networks for the production of a pilot, series, movie or mini-series, the networks are under no obligation to actually broadcast the Company's product. The Company's successful off-network domestic sale of a network series generally depends upon the ratings achieved through network exhibition of such a series over a number of years. In turn, the Company's overall success in achieving multiple years of network exhibition of a series is dependent upon unpredictable factors such as the viewing public's acceptance as reflected by its ratings. Similarly, the overall success of the Company's first-run syndicated programming is dependent upon its ability to attain sufficient ratings to support the continuing renewal of the program.

In addition to its internally produced product, the Company continues to acquire distribution rights to entertainment product produced by third parties. In order to acquire rights to distribute new third-party product, the Company competes with third parties on terms, including the size of any guaranteed advance payments and distribution fees it charges.

Licensing television programming to broadcast networks and cable networks has also become increasingly competitive as broadcast networks are now permitted to have a financial interest in and/or own syndication rights to programs they broadcast. The broadcast networks now air a significant amount of programming which they have said interest and rights in. In addition, certain of the Company's competitors attempt to develop their own programming services which reduces the time available for syndicated programming.

The Company's ability to compete in certain countries is affected by an increase in investment in local production by local and U.S. media companies as well as local restrictions and quotas. Governments of certain countries require that a minimum percentage of locally produced programming be broadcast. See "Government Regulation."

TECHNOLOGY


The Company is subject to business risks as a result of changing technologies in the media, communications and computer industries. Changes in hardware platforms, new digital disk systems, direct-to-home satellite systems and other new delivery systems also provide new opportunities and markets for the Company. The Company endeavors to minimize the risk of technological change to or obsolescence of a particular hardware platform or media and take advantage of new markets created by changing technologies. Additionally, the risk of illegal manufacture and distribution of the Company's entertainment product may increase with the advancement and proliferation of various technologies. It is difficult for the Company to determine the impact of such piracy.


GOVERNMENT REGULATION

The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the U.S. is substantially affected by regulations of the Federal Communications Commission ("FCC") applicable to television stations, television networks and cable television systems. With respect to the ownership of programming by broadcast television networks, the FCC in September 1995 repealed its rules prohibiting such networks from acquiring financial interest and syndication rights in television programming produced by program suppliers such as the Company. Accordingly, the networks are able to own the programming which they broadcast, and increasingly become competitors of the Company in the production and distribution of programming.
As to ownership of broadcast television stations on a national basis, in February 1996 Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which, among other things, eliminated the 12-station cap on nationwide ownership of television stations and increased from 25% to 35% the nationwide audience reach of commonly owned television stations. This provision of the 1996 Act served to further increase the broadcast networks' and major studios' ability to secure distribution for their own programming product. On a local basis, various FCC rules and policies limit the ownership of broadcast
television stations.   As directed by the 1996 Act, the FCC recently initiated a
biennial review of national and local ownership rules. Changes in these rules could augment the market power of television group owners and could have an impact on the market for the Company's syndicated television product.

In 1989, the 12-member European Community ("EC") adopted a directive that its member states ensure that more than 50% of the programming shown on their television stations be European-produced "where practicable and by appropriate means to be achieved progressively on the basis of suitable criteria." These guidelines could restrict the amount of American television programming and feature films that are shown on European television. In the recently concluded General Agreement on Trade & Tariffs, the EC refused to make any commitment to modify these guidelines or to refrain from adopting additional barriers.
Because of significant questions regarding the interpretation and enforcement as well as the possible future modification of the current guidelines, the Company cannot predict what effect they may have on its business. In its review of the 1989 directive, the EC agreed to continue with the 1989 wording which will not tighten the quotas or reduce the flexibility with regard to the quotas. In addition, many European countries have adopted individual national restrictions on broadcasting of programming based on origin. Other countries in which the Company distributes its programming may adopt similar restrictions, which may have an adverse effect on its ability to distribute its programs or create stronger incentives for the Company to establish ventures with international firms. Further, foreign countries have regulations that impact or regulate the Company's customers.

Congress is presently considering a revision to the compulsory copyright license schemes applicable to direct-to-home satellite video programming ("DTH") distributors. In August 1997, a copyright arbitration royalty panel ruled that the DTH rates for retransmission of distant broadcast signals should be increased. This decision was updated by the Librarian of Congress who set the effective date for the rate increase as of January 1, 1998. However, the new rate is now being challenged in federal district court and legislation has been introduced in Congress which reinstates the old rates. The final rate to be paid by the satellite distributors could affect the revenues which the Company derives from the compulsory license royalty fee pool.

The effect of the foregoing regulations on the Company's operations cannot be accurately assessed at this time.

EMPLOYEES

At December 31, 1997, the Company had approximately 900 employees, of which 475 are employed by VIE. In addition, the Company employs a large number of individuals for particular television and feature film productions. As a result, the total number of employees can vary substantially during the course of a year depending upon the number and scheduling of its productions.

Certain of the Company's subsidiaries are signatories to collective bargaining agreements relating to the engagement of various individuals in the many different job classifications required to produce entertainment product. These agreements set forth wage scales and fringe benefits which are generally applicable to the production of television programming and feature films. Typically in the United States, such agreements are industry-wide. These employees include writers, directors, actors, musicians and studio technicians and craftsmen.

The following table sets forth the collective bargaining agreements to which certain of the Company's subsidiaries are parties, and the relevant expiration dates:


                                                                  CONTRACT
     UNION                                                     EXPIRATION DATE
     -----                                                     ---------------
     Writers Guild of America..................................May 1, 1998
     Screen Actors Guild.......................................June 30, 1998
     American Federation of Television and Radio Artists.......November 15, 1998
     American Federation of Musicians (TV Film)................February 15, 1999
     American Federation of Musicians (TV Tape)................May 31, 1999
     Directors Guild of America................................June 30, 1999
     Directors Guild of America Freelance Live and Tape
      Television Agreement.....................................June 30, 1999
     International Alliance of Theatrical
      and Stage Employees (IATSE) (United States)..............July 31, 2000
     IATSE Videotape Agreement.................................July 31, 2000

Although the Company considers its guilds and union relationships to be satisfactory at present, the renewal of union contracts does not depend on its activities or decisions alone and is largely beyond the Company's control.

Spelling Television and Big Ticket Television are members of the Alliance of Motion Picture and Television Producers ("AMPTP"). The AMPTP is currently negotiating with the Screen Actors Guild ("SAG") and the Writers Guild of America ("WGA") for new collective bargaining agreements. If new agreements are not reached by the expiration of the current SAG and WGA agreements, or if any other material collective bargaining agreement is not concluded on a timely basis, there could be a resulting work stoppage which could have an adverse impact on the Company's production activities. In addition, agreements concluded with various guilds may contain terms which may have an adverse impact on the Company.

ITEM 2.  PROPERTIES

The Company leases office space of approximately 157,000 square feet in Southern California and 54,000 square feet in New York City for its continuing operations. In addition, the Company leases offices in other cities in the United States and in various other countries throughout the world in connection with its international distribution activities. The Company also rents facilities on a short-term basis for the production of its entertainment product. Management believes comparable space is readily available should any lease expire without the prospect of renewal.

VIE leases office space of approximately 64,000 square feet in Southern California, 37,000 square feet in Las Vegas and 24,000 square feet in London.
In addition, VIE leases offices in other cities in the United States and in various other countries throughout the world in connection with its distribution activities. Management believes comparable space is readily available should any lease expire without the prospect of renewal. The Company has guaranteed VIE's lease obligations with respect to the Las Vegas and London facilities. (See Note 10.)


ITEM 3.    LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its entertainment business operations. The Company believes such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes in connection with certain bankruptcy and environmental matters relating to the Company's discontinued operations, as well as other matters. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes, based upon its current knowledge of the facts and circumstances and its understanding of the applicable law, that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the reserves which have been established in connection with these matters and the Company's coverage under an insurance-type indemnity agreement which covers up to $35,000,000 of certain such liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments. Substantial portions of such reserves and indemnity are intended to cover environmental costs associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the reserves by more than $50,000,000, a substantial portion of which would be covered by the indemnity discussed above. (For a more complete description of such legal matters, see the discussion under "Contingencies" in Note 9.)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock and Pacific Exchanges under the symbol SP. The table below sets forth the low and high sales prices for the Common Stock as reported on the Composite Tape.


                                       1997                             1996
                              ----------------------           ----------------------

          Quarter                Low         High                 Low         High
          -------                ---         ----                 ---         ----

          First               $5 1/2       $8 3/8                $9 1/4      $13 3/8
          Second               5 1/4        7 1/8                 6 7/8       10 1/8
          Third                6 3/8        9 3/16                6 1/2        8 1/8
          Fourth               6 5/8        9 1/8                 6 7/8        9 5/8

The number of holders of record of the Company's Common Stock as of March 26, 1998, was approximately 8,900. The Company does not currently pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended December 31 (in thousands, except per share data). Refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" and Notes 1, 2 and 9 for discussion of discontinued operations.

                                     1997                1996                1995                1994(a)              1993
                                   ---------           ---------           ---------            ---------           ---------
Income Statement Data:
----------------------
Revenue from continuing
   operations                      $ 564,239           $ 497,601           $ 452,150            $ 416,445           $ 274,899
Operating income                   $   1,056           $  23,790           $  66,252            $  40,394           $  39,727
Net income (loss) from
   continuing operations           $ (12,322)          $   4,075           $  34,131            $  19,430           $  23,659

Net income (loss) per common
   share from continuing
   operations (b):
      Basic                        $   (0.14)          $    0.04           $    0.39            $   0.26            $    0.42
      Diluted                      $   (0.14)          $    0.04           $    0.38            $   0.26            $    0.42

Balance Sheet Data:
-------------------
Total assets                       $ 773,580           $ 840,346           $ 956,836            $ 871,245           $ 474,471
Long-term debt                     $ 289,000           $ 315,000           $ 210,000            $ 181,805           $  49,580
Shareholder's equity               $ 271,018           $ 319,743           $ 558,520            $ 528,447           $ 297,854
Cash dividends per
   common share                    $       -           $       -           $       -            $    0.06           $    0.08


(a)  The Company acquired Republic on April 26, 1994 and, accordingly, amounts are not comparable to 1995 or 1993.

(b)  Per share amounts for 1993 are calculated after preferred dividends of $724,000.

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

In connection with the Acquisition, the Company also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, the Company may acquire, or be required by Blockbuster Entertainment Group ("BEG"), a division of Viacom, to purchase these shares from BEG at an agreed-upon price. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. On June 8, 1995, BEG acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. BEG and the Company have executed amendments to extend the put- and call-option agreements, which were originally scheduled to expire in July 1995, through June 30, 1998.

The Company is strengthening its core television business in an effort to improve its performance in an increasingly competitive environment. This has included a significant increase in the production of new television series and first-run syndication programming, as well as expanded efforts to exploit the Company's entertainment product on an international basis. As part of its focus on its core business, the Company announced its intention to dispose of its interactive game business, VIE. As a result of this decision, VIE is being treated as a discontinued operation in the accompanying financial statements. See "Results of Operations - Discontinued Operations" and "Financial Condition" below and Notes 1, 2 and 9 regarding the planned disposition of VIE. Additionally, in February 1998 the Company announced its intention to exit the theatrical feature film business and close Spelling Films. (See Note 13.)


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

The success of the Company's television programming business depends, in part, upon the successful network exhibition of its television series over a sufficient number of years to allow for off-network exhibition opportunities. During the initial years of a one-hour television series, network and international license fees substantially offset the production costs of the series, and accordingly the Company normally recognizes a nominal loss during this period. With respect to half-hour network programming, the production costs can substantially exceed the combination of the network and international license fees during the initial years and the Company normally recognizes larger losses during this period. However, if a sufficient number of episodes of a one-hour or half-hour series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to recoup its deficits and realize a profit with respect to these series.

First-run syndicated television series, which are sold on a cash basis, barter basis or a combination of both, typically do not generate sufficient revenue to cover the production and promotion costs of the programs during their initial years and such financial risk is borne exclusively by the Company. However, with strong ratings, the revenue which may be realized by the Company through its cash license fees and barter arrangements can be significant.

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen as well as any changes in the law and governmental regulations. On September 6, 1995, the FCC released an order repealing its rules which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. Accordingly, the networks are able to own the programming which they broadcast, and increasingly become competitors of the Company in the production and distribution of programming. The Telecommunications Act of 1996 eliminates the restrictions on the number of television stations that one entity may own and increases the national audience reach limitation by one entity from 25% to 35%, which serves to further increase the broadcast networks' and major studios' ability to secure distribution for their own product.

The following paragraphs discuss significant items in the Consolidated Statements of Operations for the three years ended December 31, 1997.


REVENUE

The following table sets forth the components of the Company's revenue for the three years ended December 31 (in thousands):

                                                         1997               1996                1995
                                                   ---------------     --------------     ---------------
        Television                                   $ 446,572           $ 402,600           $ 352,477
        Home video                                      68,377              57,282              74,873
        Film distribution                               28,666              17,418               5,903
        Licensing and merchandising                     15,643              15,076              15,758
        Other                                            4,981               5,225               3,139
                                                   ---------------     --------------     ---------------
                                                     $ 564,239           $ 497,601           $ 452,150
                                                   ===============     ==============     ===============

Television revenue increased $43,972,000 (11%) and $50,123,000 (14%) in 1997 and
1996, respectively. The increase in 1997 arose primarily from (i) higher per episode network license fees; (ii) increased hours of programming delivered to the networks, including the new daytime serial "Sunset Beach"; and (iii) increased first-run syndication revenue. These increases were offset by reduced revenue from exploitation of the Company's library.

The increase in 1996 was attributable to (i) higher per episode network license fees; (ii) increased hours of programming delivered to the networks; and (iii) higher revenue from the exploitation of the Company's library. These increases were offset by reduced first-run syndication revenue and the one-time effect recorded in the first quarter of 1995 of conforming the Company's accounting policies to those of Viacom. (See Note 1.)

Home video revenue increased $11,095,000 (19%) in 1997 from 1996. The increase is due primarily to the release of "Bound" in the first quarter, "Stephen King's Thinner" in the second quarter and "Night Falls on Manhattan" in the fourth quarter of 1997, all of which were feature films released theatrically by Spelling Films. Home video revenue decreased $17,591,000 (23%) in 1996 from 1995. This decrease is attributable to home video retailers purchasing greater volumes of theatrical releases from the major studios and lower volumes of made-for-video product, such as the Company's. It is expected that this trend will continue, at least in the near term. As a result, in the third quarter of 1997, the Company determined that it was appropriate to exit the business of distributing video titles in the domestic rental market. The Company has ceased to acquire made-for-video titles other than those for which it had previously made contractual commitments. Further, in August of 1997, it licensed its made-for-video titles scheduled for initial release during the remainder of 1997, as well as "Night Falls on Manhattan," and eliminated the sales infrastructure and other support functions specifically serving this market.

Film distribution revenue increased $11,248,000 (65%) and $11,515,000 (195%) in 1997 and 1996, respectively. The increase in 1997 as compared to 1996 is due primarily to the domestic availability of "House of Yes," the domestic release of "Night Falls on Manhattan" and the international releases of "Breakdown" and "In & Out." The increase in 1996 as compared to 1995 is due primarily to the Company's domestic theatrical releases of "Bound" and "Stephen King's Thinner" in the fourth quarter of 1996. Film distribution revenue is expected to decrease in the future as a result of the Company's decision to exit the feature film business in February 1998, and thus cease the production, acquisition and distribution of new feature films. (See Note 13.)

Licensing and merchandising revenue increased $567,000 (4%) in 1997 from 1996 and decreased $682,000 (4%) in 1996 from 1995. In 1997, the decline in the licensing revenue for "Beverly Hills, 90210" and "Melrose Place" was more than offset by an overall increase in revenue from third-party clients. In 1996, the revenue from third-party clients did not offset the decline in revenue for "Beverly Hills, 90210" and "Melrose Place."

Other revenue decreased $244,000 (5%) in 1997 from 1996 and increased $2,086,000 (66%) in 1996 from 1995. The decrease in 1997 is primarily attributable to reduced stage rental revenue due to the closing of these operations in Canada. The increase in 1996 resulted from increases in music royalties and an overall increase in the volume of product owned and distributed by the Company.

Certain operations of the Company generate revenue denominated in foreign currencies and, as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in French francs, Canadian dollars and Mexican pesos, among others.


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. (See
Note 1.)  Such costs increased $90,681,000 (22%) and $79,756,000 (24%) in 1997 and 1996, respectively, from the prior years. The increases primarily resulted from the increases in revenue discussed above. Additionally, the percentage relationship between such costs and the related revenue was 89%, 83% and 74% in 1997, 1996 and 1995, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $44,536,000, $43,967,000 and $22,761,000 in 1997, 1996 and 1995, respectively. Included were write-downs to net realizable value of $20,680,000, $14,636,000 and $789,000 in 1997, 1996 and
1995, respectively, related to theatrical and made-for-video feature films. The write-downs in 1997 were primarily attributable to deficits associated with new television series and first-run syndication programming produced or acquired, the initial release of a feature film and the decline in the market for made-for-video product.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs decreased $1,309,000 (2%) in 1997 from 1996 and increased $8,157,000 (16%) in 1996 from 1995. The decrease in 1997 results from the impact of executive severance expense in 1996 with no similar expense in the current year and the impact of the Company's ongoing cost savings initiatives. The increase in 1996 is due primarily to the growth in the Company's sales and distribution activities.


INTEREST EXPENSE, NET

Interest expense, net of amounts capitalized, increased $6,497,000 (45%) and $2,548,000 (21%) in 1997 and 1996, respectively. The increase in 1997 was due to higher average indebtedness as well as an increase in the average interest
rate.   In 1996, the increase was due to higher average indebtedness partially offset by an increase in interest capitalized due to longer production cycles associated with the Company's increased theatrical production activities and by a decrease in the average interest rate. (See Note 4 and "Financial Condition" below.) The Company's interest expense is dependent upon the interest rates on its outstanding obligations and the Company could experience significant increases or decreases in interest expense resulting solely from increases or decreases in such interest rates.


PROVISION FOR INCOME TAXES

During 1997, the Company's provision for income taxes decreased $8,234,000, to a benefit of $981,000 in 1997 as compared to a provision of $7,253,000 in 1996, largely as a result of the decrease in income from continuing operations for the year and adjustments to tax attributes and valuation allowances offset by a decrease in the effective tax rate. The effective tax rate decreased to 7% in 1997 from 64% in 1996, largely as a result of changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes and adjustments to tax attributes.

During 1996, the Company's provision for income taxes decreased $15,331,000, to a provision of $7,253,000 in 1996 as compared to a provision of $22,584,000 in 1995, largely as a result of the decrease in income from continuing operations before income taxes, partially offset by a change in the effective tax rate. The effective tax rate increased to 64% in 1996 from 40% in 1995, largely as a result of the changes in the relationships between revenue and expenses comprising income from continuing operations.

Viacom has acquired approximately 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Directors of the Company approved an agreement between the Company and Viacom that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom; and, as a result, the Company does not anticipate any material impact to its financial condition or results of operations.


DISCONTINUED OPERATIONS

INTERACTIVE GAME BUSINESS. On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, and expects to complete a transaction in 1998. Accordingly, VIE is presented as a discontinued operation in the accompanying financial statements.

The financial position of the discontinued operations of VIE is presented in the balance sheets under the captions "Net liabilities related to discontinued operations of VIE" and "Net assets of VIE" as of December 31, 1997 and 1996, respectively. During 1997, the Company recorded a provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition, resulting in net liabilities at VIE. During 1996, the net assets of VIE decreased by approximately $194,000,000 as a result of operating losses, the recording of an impairment loss with respect to the carrying value of goodwill and accounting adjustments recorded in connection with the Company's decision to dispose of VIE. (See "Financial Condition" below and Notes 1, 2 and 9 regarding the planned disposition of VIE.)

PETROLEUM BUSINESS. The Company, formerly known as The Charter Company ("Charter"), was engaged in petroleum operations, and in 1992 sold substantially all of the remaining such operations without material gain or loss. The Company continues to sell the few remaining assets of the discontinued operations whenever possible and to resolve remaining claims and liabilities. (See Note 9.)

The financial position of the discontinued operations of Charter is presented in the balance sheets under the caption "Net liabilities related to discontinued operations of Charter." Included in such amounts are certain allowances for estimated expenses related to environmental matters and disputed claims relating to the reorganization in 1986 under Chapter 11 of the Bankruptcy Code. These allowances totaled approximately $9,331,000 and $10,986,000 at December 31, 1997 and 1996, respectively. (See Note 9.)

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes, environmental cleanup assessments or damages and other matters. Some of the parties involved in such actions seek damages in very large amounts. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes, based upon its current knowledge of the facts and circumstances and its understanding of the applicable law, that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the allowances described above and the Company's coverage under an insurance-type indemnity agreement which covers up to $35,000,000 of certain such liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments. Substantial portions of such allowances and indemnity are intended to cover environmental costs associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the allowances by more than $50,000,000, a substantial portion of which would be covered by the indemnity discussed above. (See Note 9.)


FINANCIAL CONDITION

Continuing Operations. The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $385,020,000 and $416,841,000 in 1997 and 1996, respectively. Additionally, future expenditures by the Company are expected to increase from 1997 and 1996 expenditures in conjunction with its projected production levels. The cost of producing network television programming is largely funded through the receipt of the related network license fees.

The deficit financing of its network programming and the cost of other production and acquisition activities has historically been funded through the Company's operating cash flow and borrowings under its credit arrangements. The Company's principal credit agreement is with Viacom (the "Viacom Credit Agreement"). (See Note 4.) The Viacom Credit Agreement provides for a term loan facility of $200,000,000 and a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. The Company's net borrowings under its credit facilities decreased $26,000,000 in 1997, primarily due to decreased production and acquisition activities, as well as reduced funding required for the operations of VIE.

The Company continues to explore opportunities for additional sources of financing. No assurance can be given that the Company will obtain such additional external financing.

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company expects to have sufficient resources available from the cash provided by operating activities and that available under its credit facility and other financing sources to meet its ongoing plans for the production and acquisition of entertainment product and to take advantage of internal and external development and growth opportunities.

DISCONTINUED OPERATIONS. A wholly owned subsidiary of VIE has a revolving multi-currency credit agreement for $100,000,000 with a bank in the U.S. (the
"Credit Agreement").   As of December 31, 1997, this subsidiary had no letters
of credit outstanding under the Credit Agreement. As of December 31, 1996, this subsidiary had $269,000 in letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases. Viacom has guaranteed all of the borrowings under the Credit Agreement, which expires on September 30, 1998. (See Note 9.)

Another wholly owned subsidiary of VIE has a credit facility with a bank in the United Kingdom ("the UK Facility") in the net amount of 10,000,000 pounds sterling, which the Company and Viacom have guaranteed. This facility expires on June 30, 1998. (See Note 9.) As of December 31, 1997 and 1996, this subsidiary had approximately $938,000 and $461,000, respectively, in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company and Viacom also provide a rent guarantee for this subsidiary which expires in 2005.

Viacom currently owns approximately 80% of the Company's Common Stock. Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

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

In May 1996, the Emerging Issues Task Force published Issue No. 96-6, "Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products," which determined that companies developing computer software are required to follow SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company had previously accounted for its software development costs with respect to interactive games under the requirements of SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The Company recorded a cumulative pretax adjustment of approximately $7,500,000 resulting from the change to SFAS No. 86 in the second quarter of 1996 and restated its second and third quarter 1996 results in filings on Form 10-QA to reflect the cumulative and period adjustments. (See Notes 1 and 9.)

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for interim and annual financial statements for periods ending after December 15, 1997. The Company adopted SFAS No. 128 in the accompanying financial statements. (See Note 1.)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on marketable equity securities and foreign currency translation gains and losses. The Company will adopt SFAS No. 130 in 1998 and does not expect that the adoption will have a material effect on its financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company will adopt SFAS No. 131 in 1998 and does not expect that the adoption will have a material effect on its financial condition or results of operations.

OTHER MATTERS

The widespread use of computer programs that rely on two-digit dates to perform computations and decision-making functions may cause computer systems to malfunction in or prior to the year 2000 and lead to significant business delays and disruptions in the U.S. and internationally. The Company has developed a plan to minimize the impact of this "year 2000 problem" and periodically reports on the status of its efforts to the Company's corporate officers. Pursuant to such plan, the Company is engaged in the process of identifying programs used by its computer systems that may malfunction as a result of the use of such two-digit dates, and has initiated plans to rectify any problems, including upgrading existing software packages, implementing new year 2000 compliant systems or repairing existing software. The Company has also begun communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues. Management believes that the costs of resolving potential year 2000 issues will not be material and that the necessary revisions or replacements of material computer systems will be accomplished in a timely fashion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX

                                                               Page
                                                               ----
Report of Independent Accountants                                23

Consolidated Balance Sheets:
 December 31, 1997 and 1996                                      24

Consolidated Statements of Operations:
 Years ended December 31, 1997, 1996 and 1995                    25

Consolidated Statements of Changes in Shareholders' Equity:
 Years ended December 31, 1997, 1996 and 1995                    26

Consolidated Statements of Cash Flows:
 Years ended December 31, 1997, 1996 and 1995                    27

Notes to Consolidated Financial Statements                       28

 "Selected Quarterly Financial Data" has been included in Note 12 to the Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and Shareholders of Spelling Entertainment Group Inc.


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 51 present fairly, in all material respects, the financial position of Spelling Entertainment Group Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
     We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       PRICE WATERHOUSE LLP



     Los Angeles, California
     March 27, 1998

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                December 31,
                                                                                     --------------     --------------
                                                                                          1997               1996
                                                                                     --------------     --------------

                                       Assets
Current Assets:
Cash and cash equivalents                                                             $     860          $    3,325
Accounts receivable, net                                                                104,150             104,645
Entertainment product, net                                                              246,955             233,002
Other current assets                                                                      4,372               4,204
                                                                                     --------------     --------------
           Total current assets                                                         356,337             345,176

Accounts receivable, net                                                                 90,593              91,880
Entertainment product, net                                                              127,901             182,786
Property and equipment, net                                                              11,409              13,389
Net assets of VIE                                                                             -              14,289
Intangible assets, net                                                                  187,320             192,806
Other noncurrent assets                                                                      20                  20
                                                                                     --------------     --------------
                                                                                      $ 773,580          $  840,346
                                                                                     ==============     ==============

                        Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other liabilities                              $  34,691          $   36,103
Accrued participation expense                                                            59,490              54,534
Deferred revenue                                                                         15,430              21,388
Income and other taxes                                                                    4,103                 791
                                                                                     --------------     --------------
          Total current liabilities                                                     113,714             112,816

Accrued participation expense                                                            48,159              45,797
Long-term debt payable to Viacom                                                        289,000             315,000
Deferred income and other taxes                                                          25,245              36,156
Net liabilities related to discontinued operations of VIE                                21,909                   -
Net liabilities related to discontinued operations
   of Charter                                                                             4,535              10,834
                                                                                     --------------     --------------
                                                                                        502,562             520,603
                                                                                     --------------     --------------

Commitments and contingent liabilities

                                Shareholders' Equity
Preferred Stock                                                                               -                   -
Common Stock, $.001 par value,
     - 300,000,000 shares authorized
     - 90,987,329 and 90,625,321 shares issued and outstanding                               91                  91
Capital in excess of par value                                                          578,704             576,260
Accumulated deficit                                                                    (313,355)           (261,033)
Other equity adjustments                                                                  5,578               4,425
                                                                                     --------------     --------------
          Total shareholders' equity                                                    271,018             319,743
                                                                                     --------------     --------------
                                                                                      $ 773,580          $  840,346
                                                                                     ==============     ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      24

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Year ended December 31,
                                                            --------------    ----------------     --------------
                                                                 1997               1996                1995
                                                            --------------    ----------------     --------------

Revenue                                                      $   564,239       $   497,601          $   452,150
Costs and expenses:
    Entertainment product costs                                  504,526           413,845              334,089
    Selling, general and administrative                           58,657            59,966               51,809
                                                            --------------    ----------------     --------------
                                                                 563,183           473,811              385,898
                                                            --------------    ----------------     --------------

Operating income                                                   1,056            23,790               66,252

Interest income                                                    1,976             1,585                2,279
Interest expense, net                                            (20,928)          (14,431)             (11,883)
Other, net                                                         4,593               384                   67
                                                            --------------    ----------------     --------------
Income (loss) from continuing operations
   before income taxes                                           (13,303)           11,328               56,715
Benefit (provision) for income taxes                                 981            (7,253)             (22,584)
                                                            --------------    ----------------     --------------

Income (loss) from continuing operations                         (12,322)            4,075               34,131
Loss from discontinued operations of VIE, net                          -          (103,820)             (17,610)
Estimated loss on disposal of VIE, net                           (40,000)         (151,380)                   -
                                                            --------------    ----------------     --------------

Net income (loss)                                            $   (52,322)      $  (251,125)         $    16,521
                                                            ==============    ================     ==============


Weighted average number of common shares:
   Basic                                                          90,777            90,369               88,458
   Diluted                                                        90,777            91,298               90,184

Basic income (loss) per common share:
   Continuing operations                                     $     (0.14)      $      0.04          $      0.39
   Discontinued operations                                         (0.44)            (2.82)               (0.20)
                                                            --------------    ----------------     --------------
   Basic income (loss) per common share                      $     (0.58)      $     (2.78)         $      0.19
                                                            ==============    ================     ==============

Diluted income (loss) per common share:
   Continuing operations                                     $     (0.14)      $      0.04          $      0.38
   Discontinued operations                                         (0.44)            (2.79)               (0.20)
                                                            --------------    ----------------     --------------
   Diluted income (loss) per common share                    $     (0.58)      $     (2.75)         $      0.18
                                                            ==============    ================     ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In Thousands, Except Number of Shares)


                                                  Common Stock            Capital In                        Other         Total
                                     -----------------------------------  Excess of       Accumulated      Equity     Shareholders'
                                           Number        Par Value        Par Value         Deficit      Adjustments     Equity
                                     -----------------  ------------   -------------   ---------------- ------------ --------------
Balance December 31, 1994                87,983,329      $   8,798     $   546,843        $   (26,429)   $    (765)   $   528,447
Exercise of options
   and warrants                           1,700,049             36          11,339                  -            -         11,375
Pension liability adjustment, net                 -              -               -                  -          829            829
Income tax benefit related to
   stock options                                  -              -           4,318                  -            -          4,318
Change in par value as a
   result of reincorporation                      -         (8,744)          8,744                  -            -              -
Unrealized holding loss, net                      -              -               -                  -       (1,977)        (1,977)
Cumulative translation adjustment                 -              -               -                  -         (993)          (993)
Net income                                        -              -               -             16,521            -         16,521
                                     -----------------  -----------   --------------   ---------------- ------------   -------------
Balance December 31, 1995                89,683,378             90         571,244             (9,908)      (2,906)       558,520
Exercise of options
   and warrants                             941,943              1           4,878                 -             -          4,879
Pension liability adjustment,
   net                                            -              -               -                 -         1,453          1,453
Income tax benefit related
   to stock options                               -              -             138                 -             -            138
Unrealized holding gain, net                      -              -               -                 -         2,915          2,915
Cumulative translation adjustment                 -              -               -                 -         2,963          2,963
Net loss                                          -              -               -          (251,125)            -       (251,125)
                                     -----------------  -----------   ---------------  ---------------- ------------   -------------
Balance December 31, 1996                90,625,321             91         576,260          (261,033)        4,425        319,743
Exercise of options
   and warrants                             362,008              -           2,274                 -             -          2,274
Pension liability adjustment,
   net                                            -              -               -                 -         2,555          2,555
Income tax benefit related
   to stock options                               -              -             170                 -             -            170
Realized gain included
    in net loss                                   -              -               -                 -        (3,484)        (3,484)
Unrealized holding gain, net                      -              -               -                 -         4,124          4,124
Cumulative translation adjustment                 -              -               -                 -        (2,042)        (2,042)
Net loss                                          -              -               -           (52,322)            -        (52,322)
                                     -----------------  -----------   ---------------  ---------------- ------------  --------------
Balance December 31, 1997                90,987,329      $      91     $   578,704        $ (313,355)    $   5,578     $  271,018
                                     =================  ===========   ===============  ================ ============  ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     Year Ended December 31,
                                                                    --------------       ----------------       --------------
                                                                         1997                  1996                  1995
                                                                    --------------       ----------------       --------------
Cash Flows From Operating Activities:
   Net income (loss)                                                    $ (52,322)             $(251,125)           $  16,521
   Adjustments to reconcile net income (loss) to cash flows
       from continuing operations:
       Net loss from discontinued operations                               40,000                255,200               17,610
       Depreciation and amortization                                        9,151                  8,596                7,739
       Amortization of entertainment product costs                        428,381                362,255              251,854
       Additions to entertainment product costs                          (385,020)              (416,841)            (327,936)
       Gain from marketable securities                                     (5,648)                     -                    -
       (Increase) decrease in accounts receivable                           1,700                (42,829)             (19,842)
       Increase (decrease) in accounts payable, accrued expenses,
           other liabilities and income taxes                             (11,503)                12,919                9,928
       Increase in accrued participation expense                           10,490                  9,708               13,521
       Increase (decrease) in deferred revenue                             (5,959)                 2,042                8,090
       Other, net                                                          (2,487)                 1,393                 (982)
                                                                    --------------       ----------------       --------------
       Net cash provided (used) by continuing operations                   26,783                (58,682)             (23,497)
       Net cash used by discontinued operations                            (9,698)               (47,726)             (20,763)
                                                                    --------------       ----------------       --------------
                                                                           17,085               (106,408)             (44,260)
                                                                    --------------       ----------------       --------------

Cash Flows From Investing Activities:
    Purchases of property and equipment, net                               (1,766)                (3,902)              (5,955)
    Funding of discontinued operations of VIE                                (960)               (44,773)              (2,591)
    Changes in net liabilities related to
         discontinued operations of Charter                                (2,086)                (2,552)              (9,961)
                                                                    --------------       ----------------       --------------
    Net cash used by continuing operations                                 (4,812)               (51,227)             (18,507)
    Net cash used by discontinued operations                               (2,114)                (7,752)              (9,744)
                                                                    --------------       ----------------       --------------
                                                                           (6,926)               (58,979)             (28,251)
                                                                    --------------       ----------------       --------------

Cash Flows From Financing Activities:
    Borrowings under credit facilities                                     54,000                120,000               68,000
    Repayments of credit facilities                                       (80,000)               (15,000)             (39,873)
    Issuances of Common Stock                                               1,564                  1,590                7,841
                                                                    --------------       ----------------       --------------
    Net cash provided (used) by continuing operations                     (24,436)               106,590               35,968
    Net cash provided by discontinued operations                            8,215                 54,294               34,821
                                                                    --------------       ----------------       --------------
                                                                          (16,221)               160,884               70,789
                                                                    --------------       ----------------       --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (6,062)                (4,503)              (1,722)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             16,175                 20,678               22,400
                                                                    --------------       ----------------       --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  10,113              $  16,175            $  20,678
                                                                    ==============       ================       ==============
CASH AND CASH EQUIVALENTS AT END OF YEAR:
    Continuing operations                                               $     860              $   3,325            $   6,644
    Discontinued operations                                                 9,253                 12,850               14,034
                                                                    --------------       ----------------       --------------
                                                                        $  10,113              $  16,175            $  20,678
                                                                    ==============       ================       ==============

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

Assets and liabilities of international operations are translated at year-end rates of exchange while results of operations are translated at average rates of exchange in effect for the applicable period. Translation gains or losses are included in other equity adjustments as a separate component of shareholders' equity. (See Note 5.)

Viacom Inc. ("Viacom") currently owns approximately 80% of the Company's common stock ("Common Stock").

Effective May 26, 1995, the Company changed its place of incorporation from Florida to Delaware by merging into a newly formed Delaware corporation. As a result of the Company's reincorporation, each share of the Company's Common Stock then issued was converted into and exchanged for one share of Common Stock, par value $.001 per share, of the Delaware corporation. There was no change in the business, properties or management of the Company as a result of this reincorporation. (See Note 5.)

See Note 9 regarding the planned disposition of Virgin Interactive Entertainment Limited ("VIEL," together with its subsidiaries, "VIE").

See Note 13 regarding the Company's decision in February 1998 to restructure Spelling Films Inc. ("Spelling Films").

CASH AND CASH EQUIVALENTS. Cash equivalents consist of interest-bearing securities with original maturities of less than 90 days.

ACCOUNTS RECEIVABLE, NET. Accounts receivable are net of allowances for doubtful accounts and returns of $20,697,000 and $18,935,000 at December 31, 1997 and 1996, respectively.

ENTERTAINMENT PRODUCT, NET. Entertainment product, net, includes development, production or acquisition costs (including advance payments to producers), capitalized overhead and interest, home video manufacturing costs, and prints, advertising and other related distribution costs expected to benefit future periods. These costs are amortized, and third-party participations and residuals are accrued, generally on an individual product basis in the ratio that current year gross revenue bears to estimated future gross revenue. Domestic syndication and basic cable revenue estimates are not included in estimated future gross revenue of television programming until such sales are probable.

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

COMPUTER SOFTWARE DEVELOPMENT COSTS. Prior to May 1996, the Company accounted for all of its entertainment product, including the software development costs of VIE, which develops, produces and distributes interactive games, under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," capitalizing all direct development and production costs, as well as capitalized overhead and interest. In May 1996, the Emerging Issues Task Force ("EITF") published Issue No. 96-6, "Accounting for the Film and Software Costs Associated with Developing Entertainment and Educational Software Products." The SEC Observer attending the EITF meeting made the determination that companies developing computer software, without regard to the nature of the business enterprise, are required to follow the guidance of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," and capitalize development costs at that point in time when technological feasibility is achieved. Therefore, the Company has applied the guidance of SFAS No. 86 with respect to capitalization of software development costs and has recorded a cumulative pretax adjustment of approximately $7,500,000 in the second quarter of 1996 to reflect this change. The Company restated its second and third quarter 1996 results in filings on Form 10-QA to reflect the cumulative and period adjustments. The amounts included for prior years are not material to the respective periods. (See Note 9.)

PROPERTY AND EQUIPMENT, NET. The carrying values of property and equipment are based on cost, and provision for depreciation is made principally on the straight-line method over estimated useful lives, ranging from 3 to 10 years. Property and equipment are net of accumulated depreciation of $14,882,000 and $11,179,000 at December 31, 1997 and 1996, respectively.

INTANGIBLE ASSETS, NET. Intangible assets represent the acquisition costs of Spelling Entertainment Inc. and Republic Entertainment Inc. ("Republic") in excess of the value of their identified net assets. These costs are being amortized on a straight-line basis over 40 years. Amortization expense relating to such intangible assets was $5,486,000, $5,486,000 and $5,413,000 for the three years ended December 31, 1997, respectively. Intangible assets are net of accumulated amortization of $32,015,000 and $26,529,000 at December 31, 1997 and 1996, respectively. It is the Company's policy to evaluate the carrying value of such costs on a regular basis, and to recognize impairment if it becomes probable that such costs would not be recoverable. In conjunction with its decision to divest of its interactive game business, VIE, the Company recorded an impairment loss of approximately $74,000,000 with respect to the carrying value of goodwill associated with that business in the fourth quarter of 1996. Additionally, the Company revised its estimate of the remaining useful life associated with VIE goodwill to seven years and recorded an adjustment to goodwill amortization of approximately $3,000,000 in the fourth quarter of 1996. (See Note 9.)

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES. Included in the caption "Accounts payable, accrued expenses and other liabilities" at December 31, 1997 and 1996 are accounts payable of $10,446,000 and $5,645,000; accrued compensation of $10,755,000 and $8,749,000; accrued liabilities for untendered Republic stock of $288,000 and $6,732,000; interest and other payables to Viacom of $1,391,000 and $3,323,000 (see Note 7); and other current liabilities of $10,763,000 and $3,774,000, respectively. Additionally, accrued distribution costs of $1,048,000 and $7,880,000 related to domestic theatrical distribution are included at December 31, 1997 and 1996, respectively.

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

REVENUE RECOGNITION. Revenue from licensing agreements covering entertainment product owned or distributed by the Company is recognized when the entertainment product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met. Long-term noninterest-bearing receivables arising from such agreements are discounted to present value. Prior to 1995, revenue from television distribution of entertainment product not owned by the Company was recognized as billed. In the first quarter of 1995, the Company conformed its accounting policies, with respect to SFAS No. 53, to those of Viacom.

Revenue from direct distribution of home video product is recognized, net of an allowance for estimated returns and discounts, together with related costs, in the period in which the product is shipped to the Company's customers.

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.   Included in
Net Liabilities Related to Discontinued Operations of VIE at December 31, 1997 and in Net Assets of VIE as of December 31, 1996 are common stock investments at a carrying value (fair value) of $16,611,000 and $10,539,000, respectively.

In May 1997, the Company realized a non-cash gain with respect to a common stock investment upon the merger of the investee with an unrelated acquiring company. The Company received common shares of the acquiring company in exchange for the common shares of the investee, and recorded the fair market value of the shares received as the cost basis for such shares.

The Company has accounted for both common stock investments (prior and subsequent to the merger) as "available for sale" securities under the applicable provisions of SFAS No. 115, adjusting the carrying value to fair market value, with a corresponding adjustment, net of tax, to shareholders' equity. (See Note 5.)

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NET INCOME (LOSS) PER COMMON SHARE. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for interim and annual financial statements for periods ending after December 15, 1997. The Company adopted SFAS No. 128 in the accompanying financial statements. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic income (loss) per common share amounts are based on the weighted average common shares outstanding during the respective period. Diluted income (loss) per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options and warrants only in periods when the effect of such conversions would have been dilutive to income (loss) from continuing operations. There is no assumed conversion of stock options and warrants for the year ended December 31, 1997 as the effect would be anti-dilutive.

Prior period amounts have been restated to conform to SFAS No. 128. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted income (loss) per share:

                                                                            1997             1996              1995
                                                                       -------------     -------------    -------------
               Basic shares - weighted average of common
                  shares outstanding                                        90,777           90,369           88,458
               Additional shares assuming conversion
                  of stock options and warrants                                  -              929            1,726
                                                                       -------------     -------------    -------------
               Diluted shares                                               90,777            91,298           90,184
                                                                       =============     =============    =============

STATEMENTS OF CASH FLOWS. Included in net cash provided by discontinued operations from financing activities are fundings by the Company of $960,000, $44,773,000 and $2,591,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

2.  BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

In connection with the acquisition of VIEL, the Company entered into put- and call-option agreements with respect to the ordinary shares ("Ordinary Shares") of VIEL not owned by the Company and currently owned by Viacom. Under these agreements, the Company may acquire, or be required to purchase these shares at an agreed-upon price. At the option of the Company, such purchase price may be paid in cash or shares of the Company's Common Stock. On June 8, 1995, Viacom acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. Viacom and the Company have executed amendments to extend the put- and call-option agreements, which were originally scheduled to expire in July 1995, through June 30, 1998. See Note 9 regarding the planned disposition of VIE.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3.   ENTERTAINMENT PRODUCT, NET

Entertainment product, net, is comprised of the following at December 31 (in thousands):

                                                             1997               1996
                                                        --------------     --------------
           Entertainment product:
                Theatrical
                    Released                                $ 147,301          $ 137,266
                    Completed, not released                          -             4,833
                    In process and other                       12,607             73,745
                                                        --------------     --------------
                                                              159,908            215,844
                                                        --------------     --------------
                 Television
                     Released                                 189,624            184,954
                     In process and other                      25,324             14,990
                                                        --------------     --------------
                                                              214,948            199,944
                                                        --------------     --------------
           Total                                              374,856            415,788
           Less: non-current portion                         (127,901)          (182,786)
                                                        --------------     --------------

           Current portion                                  $ 246,955          $ 233,002
                                                        ==============     ==============

Included in entertainment product, net, are entertainment product rights representing primarily advances to producers for distribution rights and other entertainment product not produced by the Company.

Based on the Company's estimates of future gross revenue as of December 31, 1997, approximately 63% of unamortized released entertainment product will be amortized during the three years ending December 31, 2000.


4.   DEBT

In January 1994, the Company entered into a three-year credit agreement with Blockbuster Entertainment Corporation ("BEC"). As a result of the merger of BEC with and into Viacom, Viacom succeeded to BEC's position under the credit agreement (the "Viacom Facility"). This agreement was amended and restated in January 1995 and again in November 1995, to provide, among other matters, increases in the amount available under the facility. The Viacom Facility, as amended, provided for (i) a term loan of $100,000,000 which funded the Company's merger with Republic and (ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Facility were due to mature on March 31, 1997.

On September 30, 1996, the Company and Viacom executed a credit agreement (the "Viacom Credit Agreement"), which replaced the Viacom Facility. The Viacom Credit Agreement provides for (i) a term loan of $200,000,000 and (ii) a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Credit Agreement were due to mature on December 31, 1998. In March 1998, the Company and Viacom executed an amendment, effective December 31, 1997, to extend the maturity date to December 31, 1999. (See Note 13.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective October 1, 1996, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread - based on the Company's leverage ratio, as defined - (currently 2.5%) or at Citibank N.A.'s base rate. The average interest rate at December 31, 1997 and 1996, on borrowings under the Viacom Credit Agreement was 8.5% and 8.1%, respectively. Additional terms of the Viacom Credit Agreement require, among other items, a minimum amount, as defined, of net worth. The minimum net worth covenant has been amended as of December 31, 1996. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated.

The Company made cash interest payments of $25,942,000 in 1997, $19,418,000 in 1996, and $13,514,000 in 1995.

At December 31, 1997, the carrying value of all of the Company's debt approximated fair value.

See Note 9 regarding debt related to discontinued operations.


5.   SHAREHOLDERS' EQUITY

PREFERRED STOCK. At December 31, 1997 and 1996, there were 20,000,000 shares of Preferred Stock authorized but none outstanding.

COMMON STOCK. Effective May 26, 1995, in connection with the reincorporation of the Company in Delaware, the par value of its Common Stock was reduced from $0.10 per share to $0.001 per share. The Company recorded an adjustment of $8,744,000 to Common Stock in order to reflect this reduction, with a corresponding increase to Capital in Excess of Par Value. (See Note 1.)

ISSUANCE OF COMMON STOCK. As a result of Viacom's merger with BEC, Viacom acquired certain warrants to purchase 1,337,148 shares of Common Stock. These warrants were exercised in February 1998 for a total exercise price of approximately $9,316,000. (See Note 13.)

CAPITAL IN EXCESS OF PAR VALUE. An adjustment of $170,000, $138,000 and $4,318,000 has been recorded to Capital in Excess of Par Value in 1997, 1996 and 1995, respectively, to reflect the tax benefit obtained by the Company with respect to stock options exercised by its employees. (See Note 8.)

OTHER EQUITY ADJUSTMENTS. Other equity adjustments include (i) additional minimum pension liability, net of income taxes, of $2,555,000 at December 31, 1996; (ii) unrealized holding gains, net of income taxes, of $5,557,000 and $4,917,000 at December 31, 1997 and 1996, respectively; and (iii) cumulative translation adjustments of $21,000 and $2,063,000 at December 31, 1997 and 1996, respectively. The additional minimum pension liability was no longer required at December 31, 1997. (See Notes 1 and 9.)

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

                                        1997                               1996                               1995
                            -------------------------------    -------------------------------    -------------------------------
                                                  Weighted                           Weighted                           Weighted
                                                  Average                            Average                            Average
                                                  Exercise                           Exercise                           Exercise
                                 Shares            Price            Shares            Price           Shares             Price
                            ---------------      ----------    ---------------      ----------    ---------------      ----------
Outstanding at January 1         7,978,318           $7.80          5,759,218           $7.72          7,123,669          $ 7.23
       Granted                   1,171,000           $6.90          3,750,010  (a)      $7.13            200,000          $10.31
       Exercised                  (362,008)          $6.29           (841,943)          $4.91           (974,649)         $ 6.04
       Terminated                 (588,519)          $8.90           (688,967)          $7.02           (589,802)         $ 6.84
                            ---------------                    ---------------                    ---------------
Outstanding at December 31       8,198,791                          7,978,318                          5,759,218
                             ==============                    ===============                    ===============
Exercisable at December 31       3,813,349           $7.85          3,079,436           $7.70          2,694,082          $ 6.61
                             ==============                    ===============                    ===============
Available for grant at
      December 31                3,030,838                          5,094,251  (a) (b)                 3,158,343
                             ==============                    ===============                    ===============

(a) Includes 1,622,500 shares granted and 5,000,000 shares available for grant, which were pending shareholder approval of an increase to the number of shares available for grant under the plans and were subsequently approved at the Annual Meeting of Shareholders on May 21, 1997.
(b) Includes 1,360,866 shares available for grant under a plan which expired on April 13, 1997.

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 1997:

                                           Options Outstanding                                  Options Exercisable
                         ----------------------------------------------------------     -------------------------------------
                                                  Weighted
                                                   Average
                                                  Remaining            Weighted                                  Weighted
    Range of                  Number          Contractual Life          Average              Number               Average
Exercise Prices             of Shares             in Years          Exercise Price         of Shares          Exercise Price
-------------------      ----------------     ----------------     ----------------     ----------------     ----------------
$  3.38 - $  5.83                217,648                 1.33               $ 5.22              217,648               $ 5.22
$  6.00 - $  7.49              5,987,245                 7.45                 6.87            2,158,844                 6.46
$  7.62 - $  9.88                532,773                 6.74                 9.02              369,732                 9.14
$ 10.00 - $ 12.00              1,461,125                 6.69                10.77            1,067,125                10.77
                         ----------------     ----------------     ----------------     ----------------     ----------------
$  3.38 - $ 12.00              8,198,791                 7.11               $ 7.66            3,813,349               $ 7.85
                         ================     ================     ================     ================     ================

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Options related to employees of VIE and included in the tables above are 875,010 and 50,000 shares granted for the years ended December 31, 1996 and 1995, respectively. Also included are 133,582, 775,220 and 643,003 shares exercised, and 184,269, 149,921 and 140,189 shares terminated for the years ended December 31, 1997, 1996 and 1995, respectively. No options were granted to employees of VIE for the year ended December 31, 1997.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for compensation cost related to stock option plans and other forms of stock-based compensation plans, by providing the pro forma disclosures as if the fair value based method had been applied for the current period and prior comparable periods. In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 and accordingly, does not recognize compensation expense for its plans.

Had compensation expense for the plans been determined based upon the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's pretax income would decrease by $3,389,000 ($2,084,000 after tax or $0.02 per share), $2,007,000 ($1,240,000 after tax or $0.01 per share) and
$238,000 ($146,000 after tax) in 1997, 1996 and 1995, respectively.  The 1995 earnings per share effect was not material. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The weighted average fair value of each option as of the grant date was $2.65, $2.66 and $3.89 for 1997, 1996 and 1995, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 1997          1996         1995
                                                              ----------    ----------   ----------
                Expected dividend yield (a)                           -             -            -
                Expected stock price volatility                   30.91%        28.45%       29.91%
                Risk-free interest rate                            5.75%         6.60%        6.88%
                Expected life of options (years)                     5.2           4.8          4.8

     (a) During 1997, 1996 and 1995, the Company has not declared any cash dividends on its Common Stock.


6.  BENEFIT PLANS

The Company maintains a 401(k) Contribution Plan (the "Plan") for the benefit of all U.S. non-union employees meeting certain eligibility requirements. Expenses under the various employee retirement plans were $1,306,000, $1,951,000 and $1,494,000 for the three years ended December 31, 1997, 1996 and 1995, respectively. The Company's matching contribution to the Plan and its discretionary profit-sharing contributions to the Plan are made in cash and are restricted to investment in the Company's Common Stock, which is purchased by the Plan's trustee in the open market.

A significant number of the Company's production employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed approximately $11,512,000, $9,229,000 and $9,044,000 to such plans for the three years ended December 31, 1997, 1996 and 1995, respectively.

The Company does not provide any postemployment benefits.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


7.  RELATED PARTY TRANSACTIONS

See Notes 4 and 9 regarding the Company's credit facility with Viacom and Viacom's guarantees of the Company's credit agreements with banks. The Company was charged interest and fees by Viacom of $25,633,000, $19,808,000 and $13,558,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $568,000 and $1,226,000 as of December 31, 1997 and 1996, respectively. VIE was allocated interest charges of $2,676,000, $1,633,000 and $265,000 in 1997, 1996 and 1995, respectively, related to its pro rata share of borrowings under the Viacom Credit Agreement and the Viacom Credit Facility. (See Note 9.)

Viacom provided the Company with management services in 1996 and 1995, for which the Company was charged $150,000 and $600,000, respectively, for the services of an executive. No further charges were incurred after the resignation of such executive in the first quarter of 1996. As of December 31, 1997 and 1996, the Company had a net payable to Viacom of $823,000 and $2,097,000, respectively, with respect to these and other expenses.

During 1997, 1996 and 1995, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to the following parties in which Viacom has or had an ownership interest (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) MTV Networks, a division of a subsidiary of Viacom; (iii) certain television stations owned by Viacom; (iv) USA Network and Sci-Fi Channel in which Viacom had equity interests until October 1997; and (v) United Paramount Network, Nickelodeon U.K. and Comedy Central, in which Viacom has equity interests. For the three years ended December 31, 1997, these transactions are not material.

Republic has entered into agreements with, and in certain cases has advanced funds to Viacom, a partnership in which a subsidiary of Viacom is the managing partner and Showtime to distribute certain of their productions in the home video market.

The Company has entered into agreements with Paramount Pictures Corporation ("Paramount") with respect to the domestic distribution of two of the Company's feature film releases, "Night Falls on Manhattan" and "Stephen King's Thinner," in the theatrical, non-theatrical and pay television markets. Additionally, the Company has partnered with Paramount in the production or funding of two additional feature films, "In & Out" and "Breakdown," to which the Company owns the international distribution rights. In August 1997, Republic entered into an agreement with Paramount and licensed its domestic home video rights to seven 1997 rental titles, including "Night Falls on Manhattan."

The Company has entered into an agreement with Comedy Partners, in which Viacom has an equity interest, to perform certain licensing and merchandising activities on their behalf in exchange for a fee.

In November 1997, the Company entered into an agreement with Famous Music Corporation and Ensign Music Corporation, subsidiaries of Paramount, with respect to administration of the Company's music rights.

The Company engaged Showtime to explore business development opportunities for the Company's various cable/programming channels, through December 31, 1997, at which time the Company terminated this arrangement.

The Company participates in the Viacom insurance programs with respect to general business and workers' compensation coverage.

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and its affiliates.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


8.  INCOME TAXES

The provision (benefit) for income taxes for continuing operations and discontinued operations for each of the three years ended December 31 include (in thousands):

                                                                      1997            1996            1995
                                                                  ------------    ------------    ------------
            Continuing operations
                Current tax expense
                Federal                                              $    141         $     -         $   776
                Foreign                                                 8,818           5,047           4,847
                State and local                                           516              80           1,473
                                                                  ------------    ------------    ------------
                 Total current                                          9,475           5,127           7,096
                                                                  ------------    ------------    ------------

                Deferred tax expense
                Federal                                                 3,168           1,099          17,191
                Foreign                                                     -             234             235
                State and local                                          (117)            793          (1,938)
                                                                  ------------    ------------    ------------
                 Total deferred                                         3,051           2,126          15,488
                                                                  ------------    ------------    ------------

                Change in the beginning-of-the year
                 valuation allowance                                  (13,507)              -               -
                                                                  ------------    ------------    ------------

            Total provision (benefit) for continuing operations      $   (981)        $ 7,253         $22,584
                                                                  ============    ============     ===========

            Discontinued operations:
                Federal                                              $      -         $ 7,863         $(5,935)
                Foreign                                                 1,106           3,678          (2,080)
                State and local                                             -             338            (798)
                                                                  ------------    ------------    ------------
            Total provision for discontinued operations              $  1,106         $11,879         $(8,813)
                                                                   ===========     ===========     ===========


For the three years ended December 31, 1997, an income tax benefit attributable to the exercise of stock options by the Company's employees was recorded in shareholders' equity. (See Note 5.)

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


The temporary differences and tax attribute carryforwards which gave rise to deferred tax assets and liabilities at December 31, 1997 and 1996 were as follows (in thousands):

                                                                                  1997                 1996
                                                                            --------------        --------------
            Deferred Tax Assets:
               Tax attribute carryforwards                                      $  37,159             $  58,944
               Other, net                                                           2,658                 4,480
               Pension liability adjustment                                             -                   976
               Discontinued operations allowances - Charter                         3,344                 4,884
               Loss on disposal of  VIE                                           105,863               105,863
                                                                            --------------        --------------
                                                                                  149,024               175,147
               Valuation allowance                                               (115,558)             (131,658)
                                                                            --------------        --------------
                                                                                $  33,466             $  43,489
                                                                            ==============        ==============

            Deferred Tax Liabilities:
               Entertainment product, net                                       $  16,095             $  38,781
               Revenue recognition                                                 27,368                25,053
               Other, net                                                           5,056                 4,440
                                                                            --------------        --------------
                                                                                $  48,519             $  68,274
                                                                            ==============        ==============


The decrease in the valuation allowance during 1997 is due to the Company's determination that certain tax benefits are currently realizable under a more likely than not standard, as well as a reduction of previously recorded valuation allowances attributable to the expiration of certain limited investment tax credit carryforwards. This is partially offset by an increase in the valuation allowance for other tax benefits that are not currently realizable under a more likely than not standard.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


The components of income (loss) from continuing operations before the provision for income taxes in 1997, 1996 and 1995 were as follows (in thousands):

                                            1997              1996              1995
                                          --------           -------           -------
                   Domestic               $(17,190)          $(8,540)          $31,699
                   Foreign                   3,887            19,868            25,016
                                          --------           -------           -------
                                          $(13,303)          $11,328           $56,715
                                          ========           =======           =======

The primary reasons for the effective tax rates on the income (loss) from continuing operations differing from the statutory federal tax rates for each of the three years ended December 31 are summarized as follows:


                                                                          1997       1996       1995
                                                                        --------   --------   --------
              Federal tax rate                                              35%        35%        35%
                 Amortization of intangible assets                         (15)        17          3
                 Adjustment of valuation allowance and
                     other reserves                                         43         (3)        (3)
                 State and local taxes, net of available
                     federal income tax benefits                            (3)         8          4
                 Foreign taxes, net of available federal
                    income tax benefits                                    (44)         -          -
                 Other non-deductible expenses                              (9)         7          1
                                                                        --------   --------   --------
                                                                             7%        64%        40%
                                                                        ========   ========   ========

As of December 31, 1997, the Company has available net operating loss carryforwards of approximately $58,277,000, foreign tax credit carryforwards of $10,675,000, investment tax credit carryforwards of $2,795,000 and AMT credit carryforwards of $3,243,000. The use of these attributes, which except for the AMT credit will expire in 1998 through 2009, is subject to certain limitations as a result of BEC's acquisition of a majority interest in the Company during 1993.

Total cash income tax payments were $6,534,000, $5,349,000 and $11,798,000 for 1997, 1996 and 1995, respectively. In addition, the Company received $724,000, $1,431,000 and $1,116,000 of income tax refunds during 1997, 1996 and 1995, respectively, the receipt of which had previously been accrued. However, the Company did recognize benefits of $5,661,000, $300,000 and $1,740,000 during 1997, 1996 and 1995, respectively, as a result of the favorable resolution of certain tax controversies and other issues. Additionally, the Company is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Management believes that any required adjustments to the Company's tax liabilities resulting from such audits will not have a material adverse impact on its financial condition or results of operations.

Viacom has acquired approximately 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Directors of the Company approved an agreement between the Company and Viacom that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom; and, as a result, the Company does not anticipate any material impact to its financial condition or results of operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


9.     DISCONTINUED OPERATIONS

INTERACTIVE BUSINESS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE, and expects to complete a transaction in 1998. Accordingly, the operations of VIE are reflected as discontinued.

VIE's net assets (liabilities) as of December 31, 1997 and 1996, and results of operations for the three years then ended are as follows (in thousands):

                                                                             December 31,
                                                                      1997                1996
                                                                 --------------     ----------------

             Current assets                                          $ 115,043            $ 152,724
             Current liabilities                                      (194,505)            (116,400)
                                                                 --------------     ----------------
                    Net current assets (liabilities)                   (79,462)              36,324
                                                                 --------------     ----------------

             Property and equipment, net                                14,081               16,793
             Intangibles, net                                           91,707              107,657
             Other non-current assets                                    5,066               21,257
             Non-current liabilities                                   (53,301)            (167,742)
                                                                 --------------     ----------------
                     Net non-current assets (liabilities)               57,553              (22,035)
                                                                 --------------     ----------------

                     Net assets (liabilities)                        $ (21,909)           $  14,289
                                                                 ==============     ================


                                                                                  Year Ended December 31,
                                                                      1997                1996                1995
                                                                 --------------     ----------------     --------------

             Revenue                                                  $243,265            $ 254,046           $212,237

             Loss before provision for income taxes                   $(38,894)           $(243,730)          $(27,805)

             Net loss from discontinued operations                    $(40,000)           $(255,200)          $(17,610)


               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. For the year ended December 31, 1997, the net operating loss of VIE (before the additional provision discussed below) was $55,808,000 and was provided for in the estimated loss on disposal as of December 31, 1996. In the fourth quarter of 1997, the Company recorded an additional provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition.

Included in costs and expenses in the 1996 results of operations is a cumulative pretax adjustment of approximately $7,500,000 related to the change in accounting principles from SFAS No. 53 to SFAS No. 86 with respect to accounting for software development costs, as required by EITF 96-6. Also, included in the estimated loss on disposal in the 1996 results of operations is an adjustment to record an impairment to the goodwill carrying value associated with VIE of approximately $74,000,000 and a provision for future operating losses of approximately $56,000,000. (See Note 1.) The income tax provision in the 1997 and 1996 results of operations is due to the Company's determination that the tax benefit arising from the estimated loss on disposal, as well as from VIE's past losses, is not currently realizable under a more likely than not standard.

On December 23, 1993, a wholly owned subsidiary of VIE established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the acquisition of VIE, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by BEC (now Viacom). During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000. In February 1998, the term was extended to September 30, 1998. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of .0125% on the unused portion of the available credit. Borrowings under the Credit Agreement as of December 31, 1997 and 1996 were $97,472,000 and $98,010,000, respectively. As of December 31, 1997, the Company had no letters of credit outstanding under the Credit Agreement. As of December 31, 1996, the Company had approximately $269,000 in letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases.

On September 8, 1993, another wholly owned subsidiary of VIE established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary. Following the acquisition of VIE, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. Advances under the credit facility bear interest at the bank's prime rate plus 1.0%. Effective as of April 3, 1997, the UK Facility was renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility, will expire on June 30, 1998 and is guaranteed by Viacom and the Company. Advances under the renegotiated UK Facility bear interest at the bank's prime rate plus 1.0% or alternatively at selected Eurocurrency rates. Borrowings under the UK Facility as of December 31, 1997 and 1996 were $11,090,000 and $3,898,000, respectively. As of December 31, 1997 and 1996, the Company had approximately $938,000 and $461,000, respectively, in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company and Viacom provide a rent guarantee for this subsidiary which expires in 2005.

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.

VIE made cash interest payments of $7,119,000, $7,484,000 and $8,779,000 in 1997, 1996 and 1995, respectively, with respect to the credit arrangements discussed above.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Petroleum Business

Net assets (liabilities) of discontinued petroleum operations which are held for disposition consisted of the following at December 31 (in thousands):

                                                                    1997              1996
                                                               -------------     --------------
                 Receivables, net                                   $   574           $    574
                 Property and equipment, net                          3,186              3,186
                 Pension asset (liability)                            2,691             (1,902)
                 Accounts payable and other                          (1,655)            (1,706)
                 Allowances for estimated expenses
                     and disputed claims                             (9,331)           (10,986)
                                                               -------------     --------------
                                                                    $(4,535)          $(10,834)
                                                               =============     ==============

CONTINGENCIES. Contingent liabilities relating to discontinued operations include matters such as contract disputes, remaining disputed claims under the joint plan of reorganization of the Company and certain of its subsidiaries (the "Joint Plan") and environmental cleanup assessments or damages. Some of the parties seek damages from the Company in very large amounts, however, as discussed below, management does not believe the ultimate resolution of these matters should have a material adverse effect on its financial condition and its results of operations.

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

(B) The Company has had contact with various governmental agencies regarding possible contamination of soil and groundwater at six properties that are or have been owned or leased by the Company's subsidiaries. A private action also has been brought with respect to such possible contamination at an additional location. Notification of possible cleanup or damages responsibility has also been received regarding seven other sites where waste materials allegedly were delivered. The Company may be assessed for cleanup costs or damages under relevant environmental laws, and future claims could be asserted with respect to other properties. The Company's liability insurers have been placed on notice of many of these claims and have taken the position that there is no coverage under their policies. While the Company does not agree that coverage is not available under its past policies, there is no assurance that pending or future claims will be covered by such insurance. Although comprehensive evaluations of liability and of the extent of contamination have not been performed in all cases, the following are updates of previous disclosures or represent claims believed by the Company at this time to be potentially the most significant.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


A subsidiary is engaged in the cleanup of a petroleum terminal property owned by the subsidiary in Tiverton, Rhode Island. The remaining cost could be approximately $2,500,000, which is fully provided for in the allowances for estimated expenses and disputed claims. The subsidiary has received contributions to the cleanup cost from three former owners, and is continuing to investigate whether other parties or its insurers also may be liable for a portion of the cost.

Ten parties unaffiliated with the Company, plus certain affiliates of those parties, (together, the "Group") entered into agreements in 1996 with the United States tolling the statute of limitations with respect to potential reimbursement claims by the government in connection with its cleanup of the Sikes Superfund Site in Crosby, Texas, at an alleged cost exceeding $140,000,000. An effort to mediate such claims has failed, and the United States and the State of Texas have filed a cost recovery lawsuit against the Group. Although the EPA previously had advised a subsidiary of the Company, Charter International Oil Company ("CIOC"), that it was a potentially responsible party, any action by the government against CIOC appears now to be precluded by the statute of limitations. The Group is filing third-party claims in such lawsuit, seeking contribution from other parties they believe should be responsible for an equitable share of any judgment or settlement amounts the Group ultimately may pay. To the best of the Company's knowledge, the Group presently does not intend to file such a claim against CIOC because of its defenses, including those relating to CIOC's Chapter 11 proceedings.

While the results of such actions cannot be predicted with certainty, based upon its current knowledge of the facts and circumstances and its understanding of the applicable laws, the Company believes the ultimate resolution of these matters should not have a material adverse effect on its financial condition and its results of operations. This belief is also based upon (i) allowances that have been established for estimated expenses related to environmental matters and remaining Chapter 11 disputed claims (see table above), and (ii) an insurance-type indemnity agreement with American Financial Corporation ("AFC"). Although there are significant uncertainties inherent in estimating environmental-related liabilities, based upon the Company's experience it is considered unlikely that the amount of possible environmental liabilities and Joint Plan disputed claims would exceed the amount of the allowances by more than $50,000,000, a substantial portion of which would be covered by the AFC indemnity.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


The additional minimum pension liability was reduced by $829,000 (net of a tax benefit adjustment of $519,000) in 1995, by $1,453,000 (net of a tax benefit adjustment of $909,000) in 1996 and by $2,555,000 (net of a tax benefit adjustment of $1,658,000) in 1997 with corresponding credits to shareholders' equity. (See Note 5.)

The following table sets forth the plan's funded status and amounts recognized as of December 31 (in thousands):

                                                                   1997                1996
                                                              --------------      --------------
             Total projected benefit obligation                    $(46,749)           $(47,142)
             Market value of assets                                  49,661              44,838
                                                              --------------      --------------
             Funded status                                            2,912              (2,304)
             Transition asset                                        (1,580)             (1,974)
             Unrecognized loss                                        1,334               6,187
             Additional minimum liability                                 -              (4,213)
                                                              --------------      --------------
             Prepaid (accrued) pension cost                        $  2,666            $ (2,304)
                                                              ==============      ==============

Net pension costs for the years ended December 31, which were charged against net liabilities related to discontinued operations of Charter in the balance sheet, are as follows (in thousands):

                                                           1997            1996            1995
                                                       ------------    ------------    ------------
            Interest Cost                                  $ 3,215         $ 3,273         $ 3,357
            Expected return on assets                       (8,316)         (5,857)         (7,862)
            Net amortization and deferrals                   4,492           2,432           4,911
                                                       ------------    ------------    ------------
            Pension expense                                $  (609)        $  (152)        $   406
                                                       ============    ============    ============

The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 7%, 7.25% and 7% for the years ended December 31, 1997, 1996 and 1995, respectively. The expected long-term rate of return on assets was 8% for each of the years ended December 31, 1997, 1996 and 1995. The plan assets are invested primarily in fixed income securities.


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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


As of December 31, 1997, the Company had operating leases for offices and equipment. The rental expense for continuing operations, net of amounts capitalized, for the three years ended December 31, 1997 was $ 5,962,000, $5,527,000 and $4,645,000, respectively. The future minimum annual rental commitments under non-cancelable operating leases, excluding renewal options, for the subsequent five years and thereafter for continuing operations are as follows (in thousands):

                              1998                $ 9,102
                              1999                  7,465
                              2000                  4,356
                              2001                  1,687
                              2002                  1,665
                              Thereafter            9,040
                                              ------------
                                   Total          $33,315
                                              ============

The Company has guaranteed VIE leases for office space in Las Vegas, Nevada and London, England. The future minimum annual rental commitments, excluding renewal options, for the subsequent five years and thereafter for these leases are $1,432,000 for 1998, $989,000 for 1999, $989,000 for 2000, $989,000 for
2001, $989,000 for 2002 and $17,311,000 thereafter.


11.   INDUSTRY SEGMENT INFORMATION

The Company's continuing business activities consist of one industry segment, the entertainment industry. The Company had revenue from one customer in 1997, 1996 and 1995 representing 21%, 20% and 22% of revenue, respectively. The Company does not believe it has any significant concentration of credit risk with respect to its operations.

Revenue, operating profit and identifiable assets of the Company's continuing international operations were not material related to consolidated amounts as of and for the years ended December 31, 1997 and 1996.

Export sales for the years ended December 31, 1997, 1996 and 1995 totaled approximately $223,574,000, $182,991,000 and $167,830,000, respectively. Export sales to Europe for the years ended December 31, 1997, 1996 and 1995 were $144,915,000, $120,925,000 and $86,462,000, respectively.


12.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands, except per share data). The net loss and net loss per common share amounts for the second, third and fourth quarters of 1996 were previously filed or otherwise reported as $18,538,000, $2,005,000, $226,836,000 and $0.21, $0.02, $2.50, respectively. The Company restated 1996 second and third

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


quarter results in filings on Form 10-QA to reflect these changes. (See Computer Software Development Costs in Note 1.)


                                                                                     1997
                                        -------------------------------------------------------------------------------------------
                                            1st Quarter              2nd Quarter              3rd Quarter             4th Quarter
                                        -------------------      -------------------      -------------------       ---------------
Revenue                                           $166,503                 $148,425                 $108,480             $ 140,831
Income (loss) from continuing
   operations, net                                     728                    3,037                  (18,087)                2,000
Discontinued operations, net                             -                        -                        -               (40,000)
                                        -------------------      -------------------      -------------------       ---------------
Net income (loss)                                 $    728                 $  3,037                 $(18,087)            $ (38,000)
                                         ==================       ==================       ==================        ==============

Basic income (loss) per common share:
   Continuing operations                          $   0.01                 $   0.03                 $  (0.20)            $    0.02
   Discontinued operations                               -                        -                        -                 (0.44)
                                        -------------------      -------------------      -------------------       ---------------
Basic income (loss) per common share              $   0.01                 $   0.03                 $  (0.20)            $   (0.42)
                                        ===================      ===================      ===================       ===============

Diluted income (loss) per common share:
   Continuing operations                          $   0.01                 $   0.03                 $  (0.20)            $    0.02
   Discontinued operations                               -                        -                        -                 (0.44)
                                        -------------------      -------------------      -------------------       ---------------
Diluted income (loss) per common share            $   0.01                 $   0.03                 $  (0.20)            $   (0.42)
                                        ===================      ===================      ===================       ===============


                                                                                     1996
                                        -------------------------------------------------------------------------------------------
                                            1st Quarter              2nd Quarter              3rd Quarter             4th Quarter
                                        -------------------      -------------------      -------------------       ---------------
Revenue                                           $128,779                 $ 99,206                 $111,581             $ 158,035
Income (loss) from continuing
   operations, net                                    (358)                  (1,751)                    (730)                6,914
Discontinued operations, net                        (3,388)                 (20,235)                  (3,831)             (227,746)
                                        -------------------      -------------------      -------------------       ---------------
Net loss                                          $ (3,746)                $(21,986)                $ (4,561)            $(220,832)
                                        ===================      ===================      ===================       ===============

Basic income (loss) per common share:
   Continuing operations                          $      -                 $  (0.02)                $  (0.01)            $    0.08
   Discontinued operations                           (0.04)                   (0.22)                   (0.04)                (2.52)
                                        -------------------      -------------------      -------------------       ---------------
Basic loss per common share                          (0.04)                   (0.24)                   (0.05)            $   (2.44)
                                        ===================      ===================      ===================       ===============

Diluted income (loss) per common share:
   Continuing operations                          $      -                 $  (0.02)                $  (0.01)            $    0.08
   Discontinued operations                           (0.04)                   (0.22)                   (0.04)                (2.51)
                                        -------------------      -------------------      -------------------       ---------------
Diluted loss per common share                     $  (0.04)                $  (0.24)                $  (0.05)            $   (2.43)
                                        ===================      ===================      ===================       ===============

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


13.    SUBSEQUENT EVENTS

In February 1998, the Company announced its intention to exit the feature film business and close Spelling Films. The Company expects to record a charge of approximately $20,000,000 associated with such closing in the first quarter of 1998.

Also in February 1998, Viacom exercised warrants to acquire 1,337,148 shares of Common Stock for a total exercise price of approximately $9,316,000.

In March 1998, the Company and Viacom executed an amendment to the Viacom Credit Agreement, effective as of December 31, 1997, which extended the maturity date to December 31, 1999. No other terms or conditions of the Viacom Credit Agreement were amended.

                       SPELLING ENTERTAINMENT GROUP INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED DECEMBER 31,
                                (IN THOUSANDS)

                                                                               1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Other
                                                    Balance         Additions        Deductions         adjustments      Balance at
                                                  at beginning       charged            from              during           end of
Description                                         of year         to income         reserves             year             year
------------------------------------             -------------    -------------    ---------------     -------------    ------------
Deducted from accounts receivable
   for doubtful accounts and returns              $    18,935      $     9,568      $      (8,690)      $      884       $   20,697
Estimated expenses and
   disputed claims                                $    10,986      $       -        $      (1,655)      $      -         $    9,331

                                                                               1996
------------------------------------------------------------------------------------------------------------------------------------

Deducted from accounts receivable
   for doubtful accounts and returns              $    26,070      $     4,331      $     (11,448)      $      (18)      $   18,935
Estimated expenses and
   disputed claims                                $    12,194      $         -      $      (1,208)      $        -       $   10,986

                                                                               1995
------------------------------------------------------------------------------------------------------------------------------------

Deducted from accounts receivable
   for doubtful accounts and returns              $    26,946      $    13,238      $     (12,949)      $   (1,165)      $   26,070
Estimated expenses and
   disputed claims                                $    20,368      $         -      $      (8,174)      $        -       $   12,194

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by the following items will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference:

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)  Documents filed as part of this Report:

     1. Financial Statements are included in Part II, Item 8.

     2. Financial Statement Schedules:

        A. Selected Quarterly Financial Data is included in Note 12 to the Company's Consolidated Financial Statements

        B.  Schedules filed herewith for 1997, 1996 and 1995:

                                                                         PAGE

            II -   Valuation and Qualifying Accounts                      48

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

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SPELLING ENTERTAINMENT GROUP INC.

Date:  March 31, 1998         By:    /s/  Peter H. Bachmann
                                   ------------------------------
                                   Peter H. Bachmann
                                   President
                                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      March 31, 1998   By:   /s/ Sumner M. Redstone
                                  --------------------------------------
                                  Sumner M. Redstone
                                  Chairman of the Board

Date:      March 31, 1998   By:   /s/ Aaron Spelling
                                  --------------------------------------
                                  Aaron Spelling
                                  Vice Chairman of the Board

Date:      March 31, 1998   By:   /s/ Ross G. Landsbaum
                                  --------------------------------------
                                  Ross G. Landsbaum
                                  Vice President - Finance and Business
                                  Development and Treasurer
                                  (Principal Financial Officer)

Date:      March 31, 1998   By:   /s/ James Miller
                                  --------------------------------------
                                  James Miller
                                  Vice President and Controller
                                  (Principal Accounting Officer)

Date:      March 31, 1998   By:   /s/ Philippe P. Dauman
                                  --------------------------------------
                                  Philippe P. Dauman
                                  Director

Date:      March 31, 1998   By:   /s/ Thomas E. Dooley
                                  --------------------------------------
                                  Thomas E. Dooley
                                  Director

Date:      March 31, 1998   By:   /s/  William M. Haber
                                  --------------------------------------
                                  William M. Haber
                                  Director

Date:      March 31, 1998   By:   /s/ John L. Muething
                                  --------------------------------------
                                  John L. Muething
                                  Director

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

10.5 Amendment No. 1 to the Credit Agreement dated as of December 31, 1996, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc. (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-K for fiscal year ended December 31, 1996).

10.6 Amendment No. 2 to the Credit Agreement dated as of December 31, 1997 by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc.

10.7 Second Amended and Restated Credit Agreement dated as of December 1, 1994 between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association (incorporated reference to
         Exhibit 10 (i) to Registrant's Form 10-Q for quarterly period ended June 30, 1995).

10.8 First Amendment to Second Amended and Restated Credit Agreement dated March 31, 1995, between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10 (ii) to Registrant's Form 10-Q for quarterly period ended June 30, 1995).

                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS

NUMBER   EXHIBIT DESCRIPTION
------   -------------------

10.9 Second Amendment to Second Amended and Restated Credit Agreement dated June 1, 1995, between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10 (iii) to Registrant's Form 10-Q for quarterly period ended June 30, 1995).

10.10 Third Amendment to Second Amended and Restated Credit Agreement dated as of December 20, 1995, between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K for fiscal year ended December 31, 1995).

10.11 Fourth Amendment to Second Amended and Restated Credit Agreement dated as of December 31, 1996, between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-K for fiscal year ended December 31, 1996).

10.12 Fifth Amendment to Second Amended and Restated Credit Agreement dated as of February 24, 1998, between Virgin Interactive Entertainment, Inc. and Bank of America National Trust and Savings Association.

10.13 Amended and Restated Agreement and Plan of Merger dated May 22, 1992, by and among the Registrant, SEI Acquisition Corp. and Spelling Entertainment Inc. (incorporated by reference to Spelling Entertainment Inc.'s Notice of Annual Meeting and Proxy Statement dated June 24,
         1992).

10.14 Stock Purchase Agreement dated as of March 7, 1993, among Blockbuster Entertainment Corporation, BPH Subsidiary Inc., American Financial Corporation and certain subsidiaries of American Financial Corporation (includes insurance-type indemnity reference in Note 9 to the Registrant's consolidated financial statement)(incorporated by reference to Exhibit 28.1 to Blockbuster Entertainment Corporation's Current Report on Form 8-K dated March 7, 1993).

10.15 Agreement and Plan of Merger dated December 8, 1993, by and among the Registrant, DE Acquisition Corporation and Republic Pictures Corporation (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 8, 1993).

10.16 Exchange Agreement dated July 30, 1994, by and among Spelling Entertainment Group Inc., Blockbuster Entertainment Corporation and Blockbuster Interactive Entertainment, Inc. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated July 30, 1994).

10.17 Amendment No. 1 to Exchange Agreement dated as of July 8, 1995, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc. (incorporated by reference to Exhibit 10 (i) to Registrant's Form 10-Q for the quarterly period ended September 30, 1995).

10.18 Amendment No. 2 to Exchange Agreement dated as of November 7, 1995, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and Blockbuster Interactive Entertainment, Inc. (incorporated by reference to Exhibit 10 (ii) to Registrant's Form 10-Q for the quarterly period ended September 30, 1995).

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

10.20 Amendment No. 4 to Exchange Agreement dated as of May 6, 1996, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and SEGI Holding Co. (incorporated by reference to Exhibit
         10.2 to Registrant's Form 10-Q for quarterly period ended March 31,
         1996).

10.21 Amendment No. 5 to Exchange Agreement dated as of November 5, 1996, by and among a subsidiary of the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and SEGI Holding Co. (successor-in-interest to Blockbuster Interactive Entertainment, Inc.) (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q for quarterly period ended September 30, 1996).

10.22 Amendment No. 6 to Exchange Agreement dated as of February 1, 1997, by and among a subsidiary of the Registrant, Blockbuster Entertainment Group on behalf of Viacom Inc. and SEGI Holding Co. (successor-in-interest to Blockbuster Interactive Entertainment, Inc.) (incorporated by reference to Exhibit 10.20 to Registrant's Form 10-K for fiscal year ended December 31, 1996).

10.23 Amendment No. 7 to Exchange Agreement dated as of May 3, 1997, by and among a subsidiary of the Registrant, Blockbuster Entertainment Group on behalf of Viacom International Inc. and SEGI Holding Co. (successor-in-interest to Blockbuster Interactive Entertainment, Inc.) (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for quarterly period ended March 31, 1997).

10.24 Amendment No. 8 to Exchange Agreement dated as of August 2, 1997, by and among the Registrant, Blockbuster Entertainment Group on behalf of Viacom International Inc. and SEGI Holding Co. (successor-in-interest to Blockbuster Interactive Entertainment, Inc.) (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for quarterly period ended June 30, 1997).

10.25 Amendment No. 9 to Exchange Agreement dated as of January 1, 1998, by and among the Registrant, Viacom International Inc. and SEGI Holding Co. (successor-in-interest to Blockbuster Interactive Entertainment, Inc.).

10.26 Tax Agreement dated November 12, 1997, by and among the Registrant and Viacom Inc.

10.27 Registrant's Stock Option Plan and Amendment Nos. One through Five thereto (incorporated by reference to Exhibit 4.03 to the Registrant's Registration Statement No. 33-61914 on Form S-8).

10.28 Registrant's 1987 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement No. 33-61914 on Form S-8 dated February 26, 1998).

                       SPELLING ENTERTAINMENT GROUP INC.

                               INDEX TO EXHIBITS

NUMBER   EXHIBIT DESCRIPTION
------   -------------------

10.29 Registrant's 1994 Stock Option Plan (incorporated by reference to Annex A to Registrant's Notice of Annual Meeting and Proxy Statement dated April 27, 1994).

10.30 Registrant's 1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement No. 33-53951 on Form S-8 dated February 26, 1998).

10.31 Amended and Restated Employment Agreement dated March 1, 1998, between Registrant and Aaron Spelling.

10.32 Employment Agreement dated as of January 1, 1997, between Registrant and Peter Bachmann (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for quarterly period ended September 30, 1997).

10.33 Employment Agreement dated as of January 1, 1995, between Registrant and Sally Suchil (incorporated by reference to Exhibit 10.25 to Registrant's Form 10-K for fiscal year ended December 31, 1995).

10.34 Amendment to Employment Agreement dated as of December 12, 1997, between Registrant and Sally Suchil.

10.35 Employment Agreement dated as of January 6, 1997, between Registrant and James Miller (incorporated by reference to Exhibit 10.27 to Registrant's Form 10-K for fiscal year ended December 31, 1996).

10.36    Employment Agreement dated as of July 5, 1994, Amendment to
         Employment Agreement dated as of July 5, 1995, Amendment No. 2 to Employment Agreement dated as of February 4, 1997, and Amendment No. 3 to Employment Agreement dated as of December 18, 1997, between Registrant and Ross G. Landsbaum.

11       Computation of net income (loss) per common share.

21       Subsidiaries of the Registrant.

23.1     Consent of Price Waterhouse LLP.

27.1     Financial Data Schedule.

27.2     Financial Data Schedule.

27.3     Financial Data Schedule.

27.4     Financial Data Schedule.

27.5     Financial Data Schedule.

27.6     Financial Data Schedule.

27.7     Financial Data Schedule.

27.8     Financial Data Schedule.

27.9     Financial Data Schedule.