Form 10-Q
period 1998-03-31
SPELLING ENTERTAINMENT GROUP INC
filed 1998-05-15
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

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


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On May 11, 1998, the registrant had outstanding 92,413,124 shares of Common Stock, $.001 par value.

                        SPELLING ENTERTAINMENT GROUP INC.



                          PART I. FINANCIAL INFORMATION

                                                                                                   PAGE
                                                                                                   ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
        March 31, 1998 and December 31, 1997 (Unaudited)                                            3

Condensed Consolidated Statements of
        Operations - Three Months Ended
        March 31, 1998 and 1997 (Unaudited)                                                         4

Condensed Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1998 and 1997 (Unaudited)                                      5

Notes to Unaudited Condensed Consolidated Financial Statements                                      6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                      14



                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                          21

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     March 31,       December 31,
                                                                        1998            1997
                                                                     ---------       ---------
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                           $   7,446       $     860
 Accounts receivable, net                                              129,032         104,150
 Entertainment product, net                                            221,413         246,955
 Other current assets                                                    4,965           4,372
                                                                     ---------       ---------
            TOTAL CURRENT ASSETS                                       362,856         356,337

 Accounts receivable, net                                               90,149          90,593
 Entertainment product, net                                            138,699         127,901
 Property and equipment, net                                            10,754          11,409
 Intangible assets, net                                                185,949         187,320
 Other noncurrent assets                                                    20              20
                                                                     ---------       ---------
                                                                     $ 788,427       $ 773,580
                                                                     =========       =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable, accrued expenses and other liabilities            $  43,756       $  34,691
 Accrued participation expense                                          71,894          59,490
 Deferred revenue                                                       22,222          15,430
 Income and other taxes                                                  3,841           4,103
                                                                     ---------       ---------
           TOTAL CURRENT LIABILITIES                                   141,713         113,714

 Accrued participation expense                                          42,373          48,159
 Long-term debt payable to Viacom                                      262,000         289,000
 Deferred income and other taxes                                        27,405          25,245
 Net liabilities related to discontinued operations of VIE              26,745          21,909
 Net liabilities related to discontinued operations of Charter           3,595           4,535
                                                                     ---------       ---------
                                                                       503,831         502,562
                                                                     ---------       ---------
 Commitments and contingent liabilities

                   SHAREHOLDERS' EQUITY
 Preferred Stock                                                            --              --
 Common Stock, $.001 par value,
      - 300,000,000 shares authorized
      - 92,399,999 and 90,987,329 shares issued and outstanding             92              91
 Capital in excess of par value                                        588,585         578,704
 Accumulated deficit                                                  (311,741)       (313,355)
 Accumulated other comprehensive income                                  7,660           5,578
                                                                     ---------       ---------
           TOTAL SHAREHOLDERS' EQUITY                                  284,596         271,018
                                                                     ---------       ---------
                                                                     $ 788,427       $ 773,580
                                                                     =========       =========

 The accompanying notes are an integral part of these statements.

                          SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                            1998              1997
                                                          ---------         ---------
Revenue                                                   $ 167,425         $ 166,503
Costs and expenses:
    Entertainment product costs                             123,970           141,152
    Selling, general and administrative                      13,286            14,987
    Provision for closure of film division                   20,000                --
                                                          ---------         ---------
Operating income                                             10,169            10,364

Interest income                                                 443               240
Interest expense, net                                        (5,444)           (4,889)
Other, net                                                      (49)               (1)
                                                          ---------         ---------
Income from continuing operations
   before income taxes                                        5,119             5,714
Provision for income taxes                                    3,505             4,986
                                                          ---------         ---------
Net income                                                $   1,614         $     728
                                                          =========         =========
Weighted average number of common shares:
   Basic                                                     91,740            90,720
   Diluted                                                   92,723            90,755

Net income per common share:
   Basic                                                  $    0.02         $    0.01
   Diluted                                                $    0.02         $    0.01



        The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           1998              1997
                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   1,614         $     728
Adjustments to reconcile net income to cash flows
    from continuing operations:
    Depreciation and amortization                                           2,349             2,178
    Provision for closure of film division                                 20,000                --
    Amortization of entertainment product costs                           103,683           118,982
    Additions to entertainment product costs                             (102,783)         (108,292)
    Increase in accounts receivable                                       (24,210)          (34,777)
    Increase (decrease) in accounts payable, accrued expense,
       other liabilities and income taxes                                   2,842            (2,069)
    Increase in accrued participation expense                               8,369            10,338
    Increase (decrease) in deferred revenue                                 6,793              (906)
    Other, net                                                               (538)             (727)
                                                                        ---------         ---------
    Net cash provided (used) by continuing operations                      18,119           (14,545)
    Net cash provided by discontinued operations                            7,331            11,360
                                                                        ---------         ---------
                                                                           25,450            (3,185)
                                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                     (323)             (597)
Repayments by discontinued operations of VIE                                6,892            12,684
Changes in net liabilities related to
    discontinued operations of Charter                                       (940)            1,570
                                                                        ---------         ---------
Net cash provided by continuing operations                                  5,629            13,657
Net cash used by discontinued operations                                     (221)           (1,068)
                                                                        ---------         ---------
                                                                            5,408            12,589
                                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities                                         16,000            23,000
Repayments of credit facilities                                           (43,000)          (24,000)
Issuances of Common Stock                                                   9,838                 4
                                                                        ---------         ---------
Net cash used by continuing operations                                    (17,162)             (996)
Net cash used by discontinued operations                                   (8,316)          (19,009)
                                                                        ---------         ---------
                                                                          (25,478)          (20,005)
                                                                        ---------         ---------
Net increase (decrease) in cash and cash equivalents                        5,380           (10,601)

Cash and cash equivalents at beginning of period                           10,113            16,175
                                                                        ---------         ---------
Cash and cash equivalents at end of period                              $  15,493         $   5,574
                                                                        =========         =========

Cash and cash equivalents at end of period:
    Continuing operations                                               $   7,446         $   1,441
    Discontinued operations                                                 8,047             4,133
                                                                        ---------         ---------
                                                                        $  15,493         $   5,574
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

In February 1998, the Company announced its intention to exit the feature film business and close Spelling Films Inc. ("Spelling Films"). The Company recorded a charge of approximately $20,000,000, including the write-down to estimated net realizable value of capitalized development projects which will be sold or abandoned, reserves for commitments to various talent, as well as severance costs related to Spelling Films' employees. As of March 31, 1998, the remaining accrual balance for this provision of $6,582,000 is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.


2.      ENTERTAINMENT PRODUCT, NET

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

Entertainment product, net, is comprised of the following:

                                                   March 31,         December 31,
                                                     1998                1997
                                                  ---------          -----------
Entertainment product:
   Theatrical
       Released                                   $ 135,750           $ 147,301
       In process and other                           2,207              12,607
                                                  ---------           ---------
                                                    137,957             159,908
                                                  ---------           ---------
   Television
        Released                                    191,039             189,624
        In process and other                         31,116              25,324
                                                  ---------           ---------
                                                    222,155             214,948
                                                  ---------           ---------
Total                                               360,112             374,856
Less: non-current portion                          (138,699)           (127,901)
                                                  ---------           ---------
Current portion                                   $ 221,413           $ 246,955
                                                  =========           =========


3.      DEBT

On September 30, 1996, the Company and Viacom executed a credit agreement (the "Viacom Credit Agreement") which replaced its previous credit agreement with Viacom. The Viacom Credit Agreement provides for (i) a term loan of $200,000,000 and (ii) a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Credit Agreement mature on December 31, 1999.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective as of October 1, 1996, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread based on the Company's leverage ratio, as defined (currently 2.5%), or at Citibank N.A.'s base rate. The average interest rate at March 31, 1998 and December 31, 1997, on borrowings under the Viacom Credit Agreement, was 8.2% and 8.5%, respectively. Additional terms of the Viacom Credit Agreement require, among other items, a minimum amount of net worth, as defined. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. At March 31, 1998, the carrying value of all of the Company's debt approximated fair value.

See Note 9 regarding debt related to discontinued operations.


4.      SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:


                                                                                           Accumulated
                                                          Capital In                          Other
                                          Common          Excess of       Accumulated     Comprehensive
                                           Stock          Par Value         Deficit           Income             Total
                                         ---------        ---------       -----------     -------------        ---------
Balance at December 31, 1997             $      91        $ 578,704        $(313,355)        $   5,578         $ 271,018
Exercise of options and warrants                 1            9,837               --                --             9,838
Income tax benefit
     related to stock options                   --               44               --                --                44
Net income for the period                       --               --            1,614                --             1,614
Unrealized holding gain, net                    --               --               --             3,828             3,828
Cumulative translation adjustment               --               --               --            (1,746)           (1,746)
                                         ---------        ---------        ---------         ---------         ---------
Balance at March 31, 1998                $      92        $ 588,585        $(311,741)        $   7,660         $ 284,596
                                         =========        =========        =========         =========         =========

In February 1998, Viacom exercised warrants to acquire 1,337,148 shares of Common Stock for a total exercise price of approximately $9,316,000.

Included in net liabilities related to discontinued operations of VIE at March 31, 1998 and December 31, 1997, is a common stock investment at a carrying value (fair value) of $20,444,000 and $16,611,000, respectively.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)



The Company has accounted for this common stock investment as an "available for sale" security under the applicable provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, adjusting the carrying value to fair market value, with a corresponding adjustment, net of tax, to shareholders' equity.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income (loss) for the quarters ended March 31, 1998 and 1997 was $3,696,000 and $(4,122,000), respectively. Total comprehensive income (loss) is comprised of net income and other comprehensive income items, including foreign currency translation adjustments and unrealized holding gains on securities.


5.      INCOME TAXES

Income taxes have been provided in each period based on the Company's expected effective income tax rate.

Viacom has acquired approximately 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Company and Viacom are party to an agreement that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom. As a result, the Company does not anticipate any material impact to its consolidated financial condition or results of operations.


6.      NET INCOME  PER COMMON SHARE

Basic income per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Diluted income per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options and warrants when the effect of such conversions would have been dilutive to income from continuing operations.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

Prior period amounts have been restated to conform to SFAS No. 128. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted income per common share:


                                                                  March 31,
                                                           1998            1997
                                                          ------          ------
Basic shares - weighted average
     of common shares outstanding                         91,740          90,720
Additional shares assuming conversions
     of stock options and warrants                           983              35
                                                          ------          ------

Diluted shares                                            92,723          90,755
                                                          ======          ======


7.      LEGAL MATTERS

The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its entertainment business operations. The Company believes such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

The Company also is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes in connection with certain bankruptcy and environmental matters relating to the Company's discontinued operations of Charter, as well as other matters. Some of the parties involved in such actions seek significant damages. While the outcome of these suits and claims cannot be predicted with certainty, based upon (i) its current knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations; and
(iii) an indemnity agreement, the Company believes that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.


8.      RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $5,873,000 and $6,522,000 during the three months ended March 31, 1998 and 1997, respectively, in connection with the Viacom Credit Agreement. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $1,584,000 and $568,000 as of March 31, 1998 and December 31, 1997,
respectively. See Note 3 regarding the Company's credit facilities with Viacom and Note 9 regarding Viacom's guarantees of the Company's credit agreements with banks.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


The Company participates in the Viacom insurance programs with respect to general business and workers' compensation coverage. Effective January 1, 1998, the Company also began participating in certain Viacom health and welfare benefit plans for its employees. As of March 31, 1998, the Company had a net payable to Viacom of approximately $1,306,000 with respect to these and other expenses.

During the three months ended March 31, 1998 and 1997, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to the following parties in which Viacom has or had an ownership interest (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) MTV Networks, a division of a subsidiary of Viacom; (iii) certain television stations owned by Viacom; (iv) USA Network and Sci-Fi Channel, in which Viacom had equity interests until October 1997; and (v) United Paramount Network, Nickelodeon U.K. and Comedy Central, in which Viacom has equity interests. For the three months ended March 31, 1998 and 1997, these transactions are not material.

Republic Entertainment Inc. ("Republic") has entered into agreements with, and in certain cases has advanced funds to Viacom, a partnership in which a subsidiary of Viacom is the managing partner and Showtime to distribute certain of their productions in the home video market.

The Company has entered into agreements with Paramount Pictures Corporation ("Paramount"), a Viacom subsidiary, with respect to the distribution of two of the Company's feature film releases, "Night Falls on Manhattan" and "Stephen King's Thinner," in the domestic theatrical, non-theatrical and pay television markets. Additionally, the Company has entered into agreements with Paramount for the production and funding of two additional feature films, "In & Out" and "Breakdown," to which the Company owns the international distribution rights. In August 1997, Republic entered into an agreement with Paramount and licensed its domestic home video rights to seven 1997 rental titles, including "Night Falls on Manhattan."

The Company has entered into an agreement with Comedy Partners, in which Viacom has an equity interest, to perform certain licensing and merchandising activities on its behalf in exchange for a fee.

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

VIE's net liabilities as of March 31, 1998 and December 31, 1997, are as follows:


                                                 March 31,           December 31,
                                                   1998                 1997
                                                 ---------           -----------
Current assets                                   $  69,943            $ 115,043
Current liabilities                               (169,212)            (194,505)
                                                 ---------            ---------
     Net current liabilities                       (99,269)             (79,462)
                                                 ---------            ---------

Property and equipment, net                         12,690               14,081
Intangibles, net                                    87,719               91,707
Other non-current assets                             4,612                5,066
Non-current liabilities                            (32,497)             (53,301)
                                                 ---------            ---------
     Net non-current assets                         72,524               57,553
                                                 ---------            ---------

     Net liabilities                             $ (26,745)           $ (21,909)
                                                 =========            =========


During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. In the fourth quarter of 1997, the Company recorded an additional provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition. For the three months ended March 31, 1998 and 1997, revenue of VIE was $33,319,000 and $46,393,000, respectively. The net operating losses of VIE were $19,306,000 and $15,199,000, respectively, for the same periods. The net operating losses were provided for in the estimated loss on disposal as of December 31, 1997 and 1996 discussed above.

On December 23, 1993, a wholly owned subsidiary of VIE established a multi-currency credit agreement (the "Credit Agreement") with a bank in the U.S. The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Company's acquisition of VIE, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000 and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by Viacom. During 1995, the borrowings allowable under the Credit

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


Agreement were increased to $100,000,000. In February 1998, the term was extended to September 30, 1998. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. Borrowings under the Credit Agreement as of March 31, 1998 and December 31, 1997 were $97,000,000 and $97,472,000, respectively. As of March 31, 1998 and December 31, 1997, the Company had no letters of credit outstanding under the Credit Agreement.

On September 8, 1993, another wholly owned subsidiary of VIE established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary. Following the acquisition of VIE, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. Advances under the UK Facility bear interest at the bank's prime rate plus 1.0%. Effective as of April 3, 1997, the UK Facility was renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility will expire on June 30, 1998 and is guaranteed by Viacom and the Company. Advances under the renegotiated UK Facility bear interest at the bank's prime rate plus 1.0% or alternatively at selected Eurocurrency rates. Borrowings under the UK Facility as of March 31, 1998 and December 31, 1997 were $10,137,000 and $11,090,000, respectively. As of March 31, 1998 and December 31, 1997, the Company had approximately $157,000 and $938,000, respectively, in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company and Viacom also provide a rent guarantee, which expires in 2005, for this subsidiary.

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement and the UK Facility.


10.     SUBSEQUENT EVENTS

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company will reflect a gain from this transaction in the second quarter.

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

The success of the Company's television programming business depends, in part, upon the successful network exhibition of its television series over a sufficient number of years to allow for off-network exhibition opportunities. During the initial years of a one-hour television series, network and international license fees substantially offset the production costs of the series, and accordingly the Company normally recognizes a loss during this period. With respect to half-hour network programming, the production costs can substantially exceed the combination of the network and international license fees during the initial years and the Company normally recognizes larger losses during this period. However, if a sufficient number of episodes of a one-hour or half-hour series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to recoup its deficits and realize a profit with respect to these series.

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

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen as well as any changes in the law and governmental regulations. On September 6, 1995, the Federal Communications Commission released an order repealing its rules which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. Accordingly, the networks are able to own the programming which they broadcast and may increasingly become competitors of the Company in the production and distribution of programming. The Telecommunications Act of 1996 eliminates the restrictions on the number of television stations that one entity may own and increases the national audience reach

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


limitation by one entity from 25% to 35%, which serves to further increase the broadcast networks' and major studios' ability to secure distribution for their own product.


REVENUE

The following table sets forth the components of the Company's revenue for the three months ended March 31 (in thousands):

                                                      1998                1997
                                                    --------            --------
Television                                          $148,803            $139,866
Home video                                             6,823              18,124
Film distribution                                      6,715               4,297
Licensing and merchandising                            3,527               3,426
Other                                                  1,557                 790
                                                    --------            --------
                                                    $167,425            $166,503
                                                    ========            ========


Television revenue increased $8,937,000 (6%) in the three-month period ended March 31, 1998, from the comparable period in 1997. The increase in the 1998 period arose primarily from (i) higher per episode network license fees for the Company's continuing series; and (ii) higher revenue from exploitation of the Company's library, including a significant sale of program rights.

Home video revenue decreased $11,301,000 (62%), in the three-month period ended March 31, 1998, from the same period in 1997. The decrease in the three-month period is due primarily to a decline in the number of initial releases during the period, specifically in connection with the Company's decision to exit the business of distributing video titles in the domestic rental market. The home video market continues to be very competitive due to home video retailers purchasing greater volumes of major theatrical film releases from the major studios and lower volumes of made-for-video product, such as the Company's. It is expected that this trend will continue, at least in the near term. The Company has ceased to acquire made-for-video titles other than those for which it had previously made contractual commitments. Further, in August of 1997, it licensed its made-for-video titles scheduled for initial release during the remainder of 1997, as well as "Night Falls on Manhattan," and eliminated the sales infrastructure and other support functions specifically serving this market.

Film distribution revenue increased $2,418,000 (56%) in the three-month period ended March 31, 1998, compared to the same period in 1997. The increase in the 1998 period is due primarily

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


to the international theatrical releases of "Breakdown" and "In & Out" in certain territories. The comparable release in the 1997 period was "Roseanna's Grave." Film distribution revenue is expected to decrease significantly in the future as a result of the Company's decision to exit the feature film business in February 1998, and thus cease the production, acquisition and distribution of new feature films.

Licensing and merchandising revenue remained consistent in the three-month period ended March 31, 1998, compared to the same period in 1997. The decline in the licensing revenue for "Beverly Hills, 90210" and "Melrose Place" was offset by an overall increase in revenue from third-party clients.

Other revenue increased $767,000 (97%) in the three months ended March 31, 1998, compared to the same period in 1997. This increase is due primarily to higher music, airlines and promotional fee revenue in the 1998 period.

Certain operations of the Company generate revenue denominated in foreign currencies, and as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in French francs, Canadian dollars and Mexican pesos, among others.


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. Such costs decreased $17,182,000 (12%) in the quarter ended March 31, 1998, from the comparable prior-year period. The decrease resulted primarily from the decrease in the percentage relationship between such costs and the related revenue to 74% from 85% for the three months ended March 31, 1998 and 1997, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating the revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $8,851,000 and $10,918,000 in the quarters ended March 31, 1998 and 1997, respectively. The decrease in write-downs in the 1998 period is primarily attributable to changes in the expected revenue from the domestic off-network market for certain programs. This was partially offset by the domestic performance of made-for-video feature films during the period, and the related revisions to profitability estimates resulting in net realizable value adjustments. Included were write-downs to net realizable value of $4,503,000 and $3,123,000 in 1998 and 1997, respectively, related to theatrical and made-for-video feature films.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs decreased $1,701,000 (11%) in the quarter ended March 31, 1998, from the comparable prior-year period. The decrease results primarily from the Company's decision in August 1997 to exit the business of distributing video titles in the domestic rental market.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

PROVISION FOR CLOSURE OF FILM DIVISION

Charges of approximately $20,000,000, of which approximately $14,400,000 are non-cash, were recorded in the quarter ended March 31, 1998 related to the Company's decision to exit the theatrical feature film business and close Spelling Films Inc. ("Spelling Films"). These charges include the write-down to estimated net realizable value of capitalized development projects which will be sold or abandoned, reserves for commitments to various talent, as well as severance costs related to Spelling Films' employees. As of March 31, 1998, the remaining accrual balance for this provision of $6,582,000 is included in accounts payable, accrued expenses and other liabilities in the balance sheet. (See Note 1.)


INTEREST EXPENSE

Interest expense, net of amounts capitalized, increased $555,000 (11%) in the three-month period ended March 31, 1998, due to (i) an increase in the weighted average interest rate; and (ii) a decrease in capitalized interest associated with the Company's theatrical production activities. This was partially offset by lower average indebtedness outstanding under the Company's credit arrangements.


PROVISION FOR INCOME TAXES

During the three months ended March 31, 1998, the Company's provision for income taxes decreased $1,481,000 to a provision of $3,505,000 in 1998 as compared to a provision of $4,986,000 in 1997, largely as a result of a decrease in the effective tax rate. The effective tax rate decreased to 68% in 1998 from 87% in 1997, largely as a result of changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes.

Viacom has acquired approximately 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Company and Viacom are party to an agreement that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom. As a result, the Company does not anticipate any material impact to its consolidated financial condition or results of operations.

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


FINANCIAL CONDITION

CONTINUING OPERATIONS. The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $102,783,000 and $108,292,000 in the three months ended March 31, 1998 and 1997, respectively.

Additionally, future expenditures by the Company are expected to increase from 1997 expenditures in conjunction with its projected production levels. The cost of producing network television programming is largely funded through the receipt of the related network license fees.

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

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company expects to have sufficient resources available from the cash provided by operating activities and that available under its credit facility and other financing sources to meet its ongoing plans for the production, acquisition and distribution of entertainment product and to take advantage of internal and external development and growth opportunities. See Note 3 regarding certain acceleration provisions of the Viacom Facility.

Net cash flow from operating activities of the Company's continuing operations increased to $18,119,000 for the three months ended March 31, 1998 from negative $14,545,000 for the comparable prior-year period due in significant part to increased collections during the period. Net cash flow from investing activities of the Company's continuing operations decreased to $5,629,000 from $13,657,000 for the three months ended March 31, 1998 and 1997, respectively. In the 1997 period the Company received $12,684,000 in repayment of advances by VIE, compared to $6,892,000 in the 1998 period. Financing activities principally reflect borrowings and repayments under the Viacom Credit Agreement in both periods, and the exercise of warrants by Viacom in the first quarter of 1998. (See Note 4.)

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


DISCONTINUED OPERATIONS. A wholly owned subsidiary of VIEL has a revolving multi-currency credit agreement for $100,000,000 with a bank in the U.S. Borrowings under the Credit Agreement as of March 31, 1998 and December 31, 1997 were $97,000,000 and $97,472,000, respectively. As of March 31, 1998 and December 31, 1997, the Company had no letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases. (See Note 9.) Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due September 30, 1998.

Another wholly owned subsidiary of VIEL has a credit facility with a bank in the United Kingdom in the net amount of 10,000,000 pounds sterling, which the Company and Viacom have guaranteed. The UK Facility expires on June 30, 1998. Borrowings under the UK Facility as of March 31, 1998 and December 31, 1997 were $10,137,000 and $11,090,000, respectively. As of March 31, 1998 and December 31, 1997, the Company had approximately $157,000 and $938,000, respectively, in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. (See Note 9.)

VIE's net liabilities as of March 31, 1998 and December 31, 1997, are as follows (in thousands):

                                                 March 31,           December 31,
                                                    1998                 1997
                                                 ---------            ---------
Current assets                                   $  69,943            $ 115,043
Current liabilities                               (169,212)            (194,505)
                                                 ---------            ---------
   Net current liabilities                         (99,269)             (79,462)
                                                 ---------            ---------

Property and equipment, net                         12,690               14,081
Intangibles, net                                    87,719               91,707
Other non-current assets                             4,612                5,066
Non-current liabilities                            (32,497)             (53,301)
                                                 ---------            ---------
   Net non-current assets                           72,524               57,553
                                                 ---------            ---------

   Net liabilities                               $ (26,745)           $ (21,909)
                                                 =========            =========


During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. In the fourth quarter of 1997, the Company recorded an additional provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition. For the three months ended March 31, 1998 and 1997, revenue of VIE was $33,319,000 and $46,393,000, respectively. The net operating losses of VIE were $19,306,000 and $15,199,000, respectively, for the same periods.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The net operating losses were provided for in the estimated loss on disposal as of December 31, 1997 and 1996 discussed above.

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

The Company also is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes in connection with certain bankruptcy and environmental matters relating to the Company's discontinued operations of Charter, as well as other matters. Some of the parties involved in such actions seek significant damages. While the outcome of these suits and claims cannot be predicted with certainty, based upon (i) its current knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations; and
(iii) an indemnity agreement, the Company believes that the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

                        SPELLING ENTERTAINMENT GROUP INC.


                                     PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       11      Computation of net income per common share.

       27      Financial Data Schedule.

(b) Reports on Form 8-K:

               None

                        SPELLING ENTERTAINMENT GROUP INC.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SPELLING ENTERTAINMENT GROUP INC.


May 14, 1998                            By: /s/ Peter H. Bachmann
                                            ------------------------------------
                                            Peter H. Bachmann
                                            President
                                            (Principal Executive Officer)



                                        By: /s/ Ross G. Landsbaum
                                            ------------------------------------
                                            Ross G. Landsbaum
                                            Vice President, Finance and Business
                                               Development and Treasurer
                                            (Principal Financial Officer)