Form 10-Q
period 1998-06-30
SPELLING ENTERTAINMENT GROUP INC
filed 1998-08-14
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-6739

                        SPELLING ENTERTAINMENT GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               59-0862100
     -------------------------------               -------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

         5700 WILSHIRE BOULEVARD
         LOS ANGELES, CALIFORNIA                          90036
 ----------------------------------------              ----------
 (Address of Principal Executive Offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 965-5700

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On August 10, 1998, the registrant had outstanding 92,519,617 shares of Common Stock, $.001 par value.

                        SPELLING ENTERTAINMENT GROUP INC.

                          PART I. FINANCIAL INFORMATION


                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
      June 30, 1998 and December 31, 1997 (Unaudited)                         3

Condensed Consolidated Statements of Operations -
      Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)           4

Condensed Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1998 and 1997 (Unaudited)                     5

Notes to Unaudited Condensed Consolidated Financial Statements                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 14

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    21

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     June 30,        December 31,
                                                                       1998             1997
                                                                    ----------       ----------
                            ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                                          $    7,525       $      860
 Accounts receivable, net                                               98,869          104,150
 Entertainment product, net                                            230,286          246,955
 Other current assets                                                   30,504            4,372
                                                                    ----------       ----------
                  TOTAL CURRENT ASSETS                                 367,184          356,337

 Accounts receivable, net                                               72,615           90,593
 Entertainment product, net                                            129,760          127,901
 Property and equipment, net                                            10,629           11,409
 Intangible assets, net                                                184,578          187,320
 Other noncurrent assets                                                    20               20
                                                                    ----------       ----------
                                                                    $  764,786       $  773,580
                                                                    ==========       ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable, accrued expenses and other liabilities           $   44,340       $   34,691
 Accrued participation expense                                          69,477           59,490
 Deferred revenue                                                       13,608           15,430
 Income and other taxes                                                  2,516            4,103
                                                                    ----------       ----------
                 TOTAL CURRENT LIABILITIES                             129,941          113,714

 Accrued participation expense                                          36,817           48,159
 Long-term debt payable to Viacom                                      237,000          289,000
 Deferred income and other taxes                                        25,349           25,245
 Net liabilities related to discontinued operations of VIE              42,243           21,909
 Net liabilities related to discontinued operations of Charter           2,737            4,535
                                                                    ----------       ----------
                                                                       474,087          502,562
                                                                    ----------       ----------

 Commitments and contingent liabilities

                     SHAREHOLDERS' EQUITY

 Preferred Stock                                                            --               --
 Common Stock, $.001 par value,
            - 300,000,000 shares authorized
            - 92,427,499 and 90,987,329 shares issued and
              outstanding                                                   92               91
 Capital in excess of par value                                        588,797          578,704
 Accumulated deficit                                                  (311,690)        (313,355)
 Accumulated other comprehensive income                                 13,500            5,578
                                                                    ----------       ----------
                 TOTAL SHAREHOLDERS' EQUITY                            290,699          271,018
                                                                    ----------       ----------
                                                                    $  764,786       $  773,580
                                                                    ==========       ==========

The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      Three Months                     Six Months
                                                      Ended June 30,                 Ended June 30,
                                                -------------------------       -------------------------
                                                  1998            1997            1998            1997
                                                ---------       ---------       ---------       ---------
Revenue                                         $ 108,785       $ 148,425       $ 276,210       $ 314,928
Gain on Sale of TeleUNO                             7,030              --           7,030              --
Costs and expenses:
    Entertainment product costs                   101,201         138,567         225,171         279,719
    Selling, general and administrative            12,947          14,695          26,233          29,682
    Provision for closure of film division             --              --          20,000              --
                                                ---------       ---------       ---------       ---------
Operating income (loss)                             1,667          (4,837)         11,836           5,527

Interest income                                       448             279             891             519
Interest expense, net                              (5,162)         (4,658)        (10,606)         (9,547)
Other, net                                             (8)          5,667             (57)          5,666
                                                ---------       ---------       ---------       ---------
Income (loss) from continuing operations
    before income taxes                            (3,055)         (3,549)          2,064           2,165
Provision (benefit) for income taxes               (3,106)         (6,586)            399          (1,600)
                                                ---------       ---------       ---------       ---------
Net income                                      $      51       $   3,037       $   1,665       $   3,765
                                                =========       =========       =========       =========
Weighted average number of common shares:
    Basic                                          92,415          90,730          92,078          90,725
    Diluted                                        93,556          90,730          93,255          90,725

Net income per common share:
    Basic                                       $    0.00       $    0.03       $    0.02       $    0.04
    Diluted                                     $    0.00       $    0.03       $    0.02       $    0.04


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           Six Months
                                                                          Ended June 30,
                                                                    --------------------------
                                                                       1998            1997
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    1,665      $    3,765
Adjustments to reconcile net income to cash flows
     from continuing operations:
     Depreciation and amortization                                       4,727           4,515
     Provision for closure of film division                             20,000              --
     Amortization of entertainment product costs                       188,409         229,712
     Additions to entertainment product costs                         (190,948)       (198,540)
     Gain from marketable securities                                        --          (5,648)
     Decrease (increase) in accounts receivable                         23,486         (28,566)
     Increase (decrease) in accounts payable, accrued expense,
        other liabilities and income taxes                                 756          (1,497)
     Increase in accrued participation expense                           2,950          18,960
     Decrease in deferred revenue                                       (1,822)        (13,363)
     Other, net                                                         (4,342)         (1,570)
                                                                    ----------      ----------
     Net cash provided by continuing operations                         44,881           7,768
     Net cash provided by discontinued operations                        5,903             637
                                                                    ----------      ----------
                                                                        50,784           8,405
                                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                (1,242)         (1,077)
Repayments by discontinued operations of VIE                             6,787           4,270
Changes in net liabilities related to
     discontinued operations of Charter                                 (1,798)            704
                                                                    ----------      ----------
Net cash provided by continuing operations                               3,747           3,897
Net cash provided (used) by discontinued operations                        585          (2,265)
                                                                    ----------      ----------
                                                                         4,332           1,632
                                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities                                      31,000          33,000
Repayments of credit facilities                                        (83,000)        (41,000)
Issuances of Common Stock                                               10,037               4
                                                                    ----------      ----------
Net cash used by continuing operations                                 (41,963)         (7,996)
Net cash used by discontinued operations                                (7,130)         (4,904)
                                                                    ----------      ----------
                                                                       (49,093)        (12,900)
                                                                    ----------      ----------
Net increase (decrease) in cash and cash equivalents                     6,023          (2,863)

Cash and cash equivalents at beginning of period                        10,113          16,175
                                                                    ----------      ----------
Cash and cash equivalents at end of period                          $   16,136      $   13,312
                                                                    ==========      ==========
Cash and cash equivalents at end of period:
     Continuing operations                                          $    7,525      $    6,994
     Discontinued operations                                             8,611           6,318
                                                                    ----------      ----------
                                                                    $   16,136      $   13,312
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

Viacom Inc. ("Viacom") currently owns approximately 80% of the Company's common stock ("Common Stock"). (See Note 5 regarding the Company's agreement with Viacom regarding tax reporting and administrative matters.)

On July 30, 1994, the Company acquired approximately 91% of the ordinary shares ("Ordinary Shares") of Virgin Interactive Entertainment Limited ("VIEL") and also entered into put-and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company and currently owned by Viacom. Viacom and the Company have executed amendments to extend the put- and call-option agreements, which were originally scheduled to expire in July 1995, through December 31, 1998. (See Note 9 regarding the planned disposition of VIEL (together with its subsidiaries, "VIE").)

In February 1998, the Company announced its intention to exit the feature film business and close Spelling Films Inc. ("Spelling Films"). The Company recorded a charge of $20,000,000, including the write-down to estimated net realizable value of capitalized development projects which will be sold or abandoned, reserves for commitments to various talent, as well as severance costs related to Spelling Films' employees. As of June 30, 1998, the remaining accrual balance for this provision of $4,727,000 is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company recognized a gain of $7,030,000 from this transaction in the second quarter which is reflected in the accompanying financial statements.

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

Entertainment product, net, is comprised of the following:

                                          June 30,          December 31,
                                            1998                1997
                                         ----------         -----------
    Entertainment product:
       Theatrical
           Released                      $  135,220          $  147,301
           In process and other               2,483              12,607
                                         ----------          ----------
                                            137,703             159,908
                                         ----------          ----------
       Television
            Released                        210,820             189,624
            In process and other             11,523              25,324
                                         ----------          ----------
                                            222,343             214,948
                                         ----------          ----------
    Total                                   360,046             374,856
    Less: non-current portion              (129,760)           (127,901)
                                         ----------          ----------
    Current portion                      $  230,286          $  246,955
                                         ==========          ==========

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

Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective as of October 1, 1996, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread based on the Company's leverage ratio, as defined (currently 2.5%), or at Citibank N.A.'s base rate. The average interest rate at June 30, 1998 and December 31, 1997, on borrowings under the Viacom Credit Agreement, was 8.2% and 8.5%, respectively. Additional terms of the Viacom Credit Agreement require, among other items, a minimum amount of net worth, as defined. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries, and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. At June 30, 1998, the carrying value of all of the Company's debt approximated fair value.

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


4. SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                                                   Accumulated
                                                    Capital In                        Other
                                         Common     Excess of      Accumulated    Comprehensive
                                         Stock      Par Value        Deficit          Income           Total
                                         ------     ---------     ------------    -------------      ---------
Balance at December 31, 1997              $ 91       $578,704       $(313,355)       $  5,578        $ 271,018
Exercise of options and warrants             1         10,036              --              --           10,037
Income tax benefit related
     to stock options                       --             57              --              --               57
Net income for the period                   --             --           1,665              --            1,665
Unrealized holding gain, net                --             --              --           8,894            8,894
Cumulative translation adjustment           --             --              --            (972)            (972)
                                          ----       --------       ---------        --------        ---------
Balance at June 30, 1998                  $ 92       $588,797       $(311,690)       $ 13,500        $ 290,699
                                          ====       ========       =========        ========        =========

In February 1998, Viacom exercised warrants to acquire 1,337,148 shares of Common Stock for a total exercise price of approximately $9,316,000.

The net liabilities related to discontinued operations of VIE included a common stock investment which had a carrying value (fair value) of $16,611,000 at December 31, 1997. On May 29, 1998, the Company acquired this investment from VIE. At June 30, 1998 this investment is included in other current assets of the Company at its carrying value (fair value) of $25,513,000, and the unrealized gain associated with the investment is included in accumulated other comprehensive income above. The Company has accounted for this common stock investment as an "available for sale" security under the applicable provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, adjusting the carrying value to fair market value, with a corresponding adjustment, net of tax, to shareholders' equity.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income for the three- and six-month periods ended June 30, 1998 was $5,891,000 and $9,587,000, respectively. For the three- and six-month periods ended June 30, 1997, total comprehensive income (loss) was $3,245,000 and $(877,000), respectively. Total comprehensive income (loss) is comprised of net income and other comprehensive income items, including foreign currency translation adjustments and unrealized holding gains on securities.

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

Prior period amounts have been restated to conform to SFAS No. 128. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted income per common share:

                                               Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                              --------------------        --------------------
                                               1998          1997          1998          1997
                                              ------        ------        ------        ------
Basic shares - weighted average
     of common shares outstanding             92,415        90,730        92,078        90,725
Additional shares assuming conversion
     of stock options and warrants             1,141            --         1,177            --
                                              ------        ------        ------        ------
Diluted shares                                93,556        90,730        93,255        90,725
                                              ======        ======        ======        ======

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

8. RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $11,365,000 and $13,105,000 during the six months ended June 30, 1998 and 1997, respectively, in connection with the Viacom Credit Agreement. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $1,327,000 and $568,000 as of June 30, 1998 and December 31, 1997, respectively. (See Note 3 regarding the Company's credit facilities with Viacom and Note 9 regarding Viacom's guarantees of the Company's credit agreements with banks.)

The Company participates in the Viacom insurance programs with respect to general business and workers' compensation coverage. Effective January 1, 1998, the Company also began participating in certain Viacom health and welfare benefit plans for its employees. As of June 30, 1998, the Company had a net payable to Viacom of approximately $2,103,000 with respect to these and other expenses.

During the six months ended June 30, 1998 and 1997, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to the following parties in which Viacom has or had an ownership interest (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) MTV Networks, a division of a subsidiary of Viacom; (iii) certain television stations owned by Viacom; (iv) USA Network and Sci-Fi Channel, in which Viacom had equity interests until October 1997; and (v) United Paramount Network, Nickelodeon U.K. and Comedy Central, in which Viacom has equity interests. For the six months ended June 30, 1998 and 1997, these transactions are not material.

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

The Company has entered into agreements with Paramount Pictures Corporation ("Paramount"), a Viacom subsidiary, with respect to the distribution of two of the Company's feature film releases, "Night Falls on Manhattan" and "Stephen King's Thinner," in the domestic theatrical, non-theatrical and pay television markets. Additionally, the Company has entered into agreements with Paramount for the production and funding of two additional feature films, "In & Out" and "Breakdown," to which the Company owns the international distribution rights. In August 1997, Republic entered into an agreement with Paramount and licensed its domestic home video rights to ten rental titles, including "Night Falls on Manhattan."

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

In the ordinary course of business, the Company expects to continue to do business with Viacom and its affiliates.

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

VIE's net liabilities as of June 30, 1998 and December 31, 1997, are as follows:

                                         June 30,        December 31,
                                          1998              1997
                                        ---------        -----------
    Current assets                      $  49,579         $ 115,043
    Current liabilities                  (173,866)         (194,505)
                                        ---------         ---------
         Net current liabilities         (124,287)          (79,462)
                                        ---------         ---------

    Property and equipment, net            11,601            14,081
    Intangibles, net                       83,731            91,707
    Other non-current assets                5,727             5,066
    Non-current liabilities               (19,015)          (53,301)
                                        ---------         ---------
         Net non-current assets            82,044            57,553
                                        ---------         ---------
         Net liabilities                $ (42,243)        $ (21,909)
                                        =========         =========

During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000, net of income taxes. In the fourth quarter of 1997, the Company recorded an additional provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition. For the six months ended June 30, 1998 and 1997, revenue of VIE was $83,554,000 and $88,408,000, respectively. The net operating losses of VIE were $32,745,000 and $30,184,000, respectively, for the same periods. The net operating losses were provided for in the estimated loss on disposal as of December 31, 1997 and 1996 discussed above.

On December 23, 1993, a wholly owned subsidiary of VIE established a multi-currency credit agreement (the "Credit Agreement") with a bank in the U.S. The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Company's acquisition of VIE, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000 and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by Viacom. During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000. In February 1998, the term was extended to September 30, 1998. Interest is payable monthly at the bank's reference rate or, at the Company's option, certain alternative rates. Additionally, the Company must pay a commitment fee of 0.125% on the unused portion of the available credit. Borrowings under the Credit Agreement as of June 30, 1998 and

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

December 31, 1997 were $97,000,000 and $97,472,000, respectively. As of June 30, 1998 and December 31, 1997, the Company had no letters of credit outstanding under the Credit Agreement.

On September 8, 1993, another wholly owned subsidiary of VIE established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling, based in part on the personal guarantee of two of the directors of the subsidiary. Following the acquisition of VIE, the Company guaranteed the UK Facility and the guarantees of the two directors were terminated. Advances under the UK Facility bear interest at the bank's prime rate plus 1.0%. Effective as of April 3, 1997, the UK Facility was renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility will expire on September 30, 1998 and is guaranteed by Viacom and the Company. Advances under the renegotiated UK Facility bear interest at the bank's prime rate plus 1.0% or alternatively at selected Eurocurrency rates. Borrowings under the UK Facility as of June 30, 1998 and December 31, 1997 were $11,219,000 and $11,090,000, respectively. As of June 30, 1998, the Company had no letters of credit outstanding under the UK facility. As of December 31, 1997, the Company had approximately $938,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company and Viacom also provide a rent guarantee, which expires in 2005, for this subsidiary.

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

REVENUE

The following table sets forth the components of the Company's revenue for the three and six months ended June 30 (in thousands):

                                     Three Months Ended June 30,          Six Months Ended June 30,
                                     --------------------------          --------------------------
                                       1998              1997              1998              1997
                                     --------          --------          --------          --------
Television                           $ 84,270          $105,053          $233,073          $244,919
Home video                              6,235            24,520            13,058            42,644
Film distribution                       3,894            14,097            10,609            18,394
Licensing and merchandising             4,300             3,182             7,827             6,608
Other                                  10,086             1,573            11,643             2,363
                                     --------          --------          --------          --------
                                     $108,785          $148,425          $276,210           314,928
                                     ========          ========          ========          ========

Television revenue decreased $20,783,000 (20%) and $11,846,000 (5%) in the three- and six-month periods ended June 30, 1998, respectively, from the comparable periods in 1997. The decrease in the 1998 period arose primarily from
(i) later network deliveries and international airings of certain episodes in the current year; (ii) a one-time international sale in the prior year; and
(iii) the termination of certain licensing agreements for library product to facilitate future sales.

Home video revenue decreased $18,285,000 (75%) and $29,586,000 (69%) in the three- and six-month periods ended June 30, 1998, respectively, from the same periods in 1997. The decreases are due primarily to a decline in the number of initial releases during the periods, specifically in connection with the Company's exit in 1997 from the business of distributing video titles in the domestic rental market.

Film distribution revenue decreased $10,203,000 (72%) and $7,785,000 (42%) in the three-and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The decrease in the 1998 periods is due primarily to the Company's exit from the feature film business announced in February 1998 and the resulting cessation of production, acquisition and distribution of new feature films. Film distribution revenue is expected to continue to decrease in the future as a result of the Company's exit from the feature film business.

Licensing and merchandising revenue increased $1,118,000 (35%) and $1,219,000 (18%) in the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The increase is due primarily to increased revenues from third-party clients, particularly relating to merchandising and licensing agreements with Comedy Partners for the show "South Park."

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Other revenue increased $8,513,000 (541%) and $9,280,000 (393%) in the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997. This increase is due primarily to the recognition of a new agreement with Famous Music Corporation and Ensign Music Corporation for the administration of the Company's music rights and the associated non-refundable advances received in conjunction with the agreement.

Certain operations of the Company generate revenue denominated in foreign currencies, and as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in French francs, Canadian dollars and Mexican pesos, among others. The Company has no material transactions denominated in Asian currencies.

GAIN ON SALE OF TELEUNO

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company recognized a gain of $7,030,000 in the quarter ended June 30, 1998 relating to the sale.

ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. Such costs decreased $37,366,000 (27%) and $54,548,000 (20%) in the three- and six-month periods ended June 30, 1998, respectively, from the comparable prior-year periods. The decrease resulted primarily from the decreases in revenue described above. In addition, the percentage relationship between such costs and the related revenue decreased to 82% from 89% for the six months ended June 30, 1998 and 1997, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating the revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs. The Company recorded write-downs to net realizable value with respect to its entertainment product of $16,370,000 and $13,483,000 in the quarters ended June 30, 1998 and 1997, respectively. The increase in write-downs in the 1998 period is primarily attributable to inherent losses recognized upon the delivery of several new pilots during the 1998 quarter, offset by lower write-downs to net realizable value related to theatrical and made-for-video feature films. Included in the quarter ended June 30, 1997, were write-downs to net realizable value of $8,602,000 related to theatrical and made-for-video feature films.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs decreased $1,748,000 (12%) and $3,449,000 (12%) in the quarter and six-month period ended June 30, 1998, respectively, from the comparable prior-year periods. The decrease results primarily from the Company's August 1997 exit from the business of distributing video titles in the domestic rental market and the Company's February 1998 exit from the theatrical feature film business.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

PROVISION FOR CLOSURE OF FILM DIVISION

Charges of $20,000,000, of which approximately $14,400,000 were non-cash, were recorded in the quarter ended March 31, 1998 related to the Company's decision to exit the theatrical feature film business and close Spelling Films. These charges include the write-down to estimated net realizable value of capitalized development projects which will be sold or abandoned, reserves for commitments to various talent, as well as severance costs related to Spelling Films' employees. As of June 30, 1998, the remaining accrual balance for this provision of $4,727,000 is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet. (See Note 1.)

INTEREST EXPENSE

Interest expense, net of amounts capitalized, increased $504,000 (11%) and $1,059,000 (11%) in the three-month and six-month periods ended June 30, 1998, respectively, due primarily to a decrease in capitalized interest associated with the Company's theatrical production activities, partially offset by lower average indebtedness outstanding under the Company's credit arrangements.

PROVISION FOR INCOME TAXES

During the six months ended June 30, 1998, the Company's provision for income taxes increased $1,999,000 to a provision of $399,000 in 1998 as compared to a benefit of $1,600,000 in 1997, largely as a result of an increase in the effective tax rate. The effective tax rate increased to 19% in 1998 from (74%) in 1997, primarily as a result of changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes.

Viacom owns approximately 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Company and Viacom are party to an agreement that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom. As a result, the Company does not anticipate any material impact to its consolidated financial condition or results of operations.

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

FINANCIAL CONDITION

CONTINUING OPERATIONS. The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $190,948,000 and $198,540,000 in the six months ended June 30, 1998 and 1997, respectively.

Additionally, future expenditures by the Company are expected to increase from 1997 expenditures in conjunction with its projected production levels. The cost of producing network television programming is largely funded through the receipt of the related network license fees.

The deficit financing of its network programming and the cost of other production and acquisition activities has historically been funded through the Company's operating cash flow and borrowings under its credit arrangements. The Company's principal credit agreement is with Viacom. The Viacom Credit Agreement provides for a term loan facility of $200,000,000 and a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. At June 30, 1998, $118,000,000 was available under these facilities to fund the Company's operations and investments. (See Note 3.)

The Company continues to explore opportunities for additional sources of financing. No assurance can be given that the Company will obtain such additional external financing.

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company expects to have sufficient resources available from the cash provided by operating activities and funds available under its credit facility and other financing sources to meet its ongoing plans for the production, acquisition and distribution of entertainment product and to take advantage of internal and external development and growth opportunities. (See Note 3 regarding certain acceleration provisions of the Viacom Facility.)

Net cash flow from operating activities of the Company's continuing operations increased to $44,881,000 for the six months ended June 30, 1998 from $7,768,000 for the comparable prior-year period due in significant part to increased collections during the period. Net cash flow from investing activities of the Company's continuing operations decreased to $3,747,000 from $3,897,000 for the six months ended June 30, 1998 and 1997, respectively.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Financing activities principally reflect borrowings and repayments under the Viacom Credit Agreement in both periods and the exercise of warrants by Viacom in the first quarter of 1998. (See Note 4.)

DISCONTINUED OPERATIONS. A wholly owned subsidiary of VIEL has a revolving multi-currency credit agreement for $100,000,000 with a bank in the U.S. Borrowings under the Credit Agreement as of June 30, 1998 and December 31, 1997 were $97,000,000 and $97,472,000, respectively. As of June 30, 1998 and December 31, 1997, the Company had no letters of credit outstanding under the Credit Agreement to guarantee its interactive game purchases. (See Note 9.) Viacom has guaranteed all of the borrowings under the Credit Agreement, which are due September 30, 1998.

Another wholly owned subsidiary of VIEL has a credit facility with a bank in the United Kingdom in the net amount of 10,000,000 pounds sterling, which the Company and Viacom have guaranteed. The UK Facility expires on September 30, 1998. Borrowings under the UK Facility as of June 30, 1998 and December 31, 1997 were $11,219,000 and $11,090,000, respectively. As of June 30, 1998, the Company had no letters of credit outstanding under the UK facility. As of December 31, 1997, the Company had approximately $938,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases.
(See Note 9.)

VIE's net liabilities as of June 30, 1998 and December 31, 1997, are as follows (in thousands):

                                         June 30,         December 31,
                                           1998               1997
                                         ---------        ------------
    Current assets                       $  49,579          $ 115,043
    Current liabilities                   (173,866)          (194,505)
                                         ---------          ---------
         Net current liabilities          (124,287)           (79,462)
                                         ---------          ---------

    Property and equipment, net             11,601             14,081
    Intangibles, net                        83,731             91,707
    Other non-current assets                 5,727              5,066
    Non-current liabilities                (19,015)           (53,301)
                                         ---------          ---------
         Net non-current assets             82,044             57,553
                                         ---------          ---------
         Net liabilities                 $ (42,243)         $ (21,909)
                                         =========          =========

During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. In the fourth quarter of 1997, the Company recorded an additional provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition. For the six months ended June 30, 1998 and 1997, revenue of VIE was $83,554,000 and $88,408,000, respectively. The net operating losses of VIE were $32,745,000 and $30,184,000, respectively, for the same periods.

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

                        SPELLING ENTERTAINMENT GROUP INC.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 21, 1998, the stockholders voted to elect the following persons as directors:

                                   VOTES CAST            VOTES
                                      FOR               WITHHELD
                                   ----------           --------
       Sumner M. Redstone          88,357,748            502,607
       Aaron Spelling              88,362,482            497,873
       Philippe P. Dauman          88,356,704            503,651
       Thomas E. Dooley            88,356,708            503,647
       William M. Haber            88,451,611            408,744
       John L. Muething            88,453,760            406,595

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Amendment No. 10 to Exchange Agreement dated as of July 1, 1998, by and among the Registrant, Viacom International Inc. and SEGI Holding Co. (successor-in-interest to Blockbuster Interactive Entertainment, Inc.).

      11    Computation of net income per common share.

      27.1  Financial Data Schedule.

      27.2  Restated Financial Data Schedule.

 (b) Reports on Form 8-K:

            None

                        SPELLING ENTERTAINMENT GROUP INC.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPELLING ENTERTAINMENT GROUP INC.

August 14, 1998                     By: /s/ Peter H. Bachmann
                                        ----------------------------------------
                                        Peter H. Bachmann
                                        President
                                        (Principal Executive Officer)

                                    By: /s/ Ross G. Landsbaum
                                        ----------------------------------------
                                        Ross G. Landsbaum
                                        Vice President - Finance and Business
                                          Development and Treasurer
                                        (Principal Financial Officer)