Form 10-Q
period 1998-09-30
SPELLING ENTERTAINMENT GROUP INC
filed 1998-11-16
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                         COMMISSION FILE NUMBER: 1-6739

                        SPELLING ENTERTAINMENT GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                              59-0862100
-------------------------------                            --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

     5700 WILSHIRE BOULEVARD
     LOS ANGELES, CALIFORNIA                                      90036
----------------------------------------                   --------------------
(Address of Principal Executive Offices)                        (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 965-5700


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On November 11, 1998, the registrant had outstanding 92,954,681 shares of Common Stock, $.001 par value.

                        SPELLING ENTERTAINMENT GROUP INC.



                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets -
        September 30, 1998 and December 31, 1997 (Unaudited)                   3

Condensed Consolidated Statements of Operations -
        Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)    4

Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1998 and 1997 (Unaudited)              5

Notes to Unaudited Condensed Consolidated Financial Statements                 6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 15


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     24

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                          September 30,     December 31,
                                                                               1998             1997
                                                                          -------------     ------------
                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                  $   7,642        $     860
 Accounts receivable, net                                                      98,632          104,150
 Entertainment product, net                                                   244,319          246,955
 Other current assets                                                          35,786            4,372
                                                                            ---------        ---------
                  TOTAL CURRENT ASSETS                                        386,379          356,337

 Accounts receivable, net                                                      84,005           90,593
 Entertainment product, net                                                   144,462          127,901
 Property and equipment, net                                                   10,572           11,409
 Intangible assets, net                                                       183,206          187,320
 Other noncurrent assets                                                           20               20
                                                                            ---------        ---------
                                                                            $ 808,644        $ 773,580
                                                                            =========        =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable, accrued expenses and other liabilities                   $  45,502        $  34,691
 Accrued participation expense                                                 66,662           59,490
 Deferred revenue                                                              29,503           15,430
 Income and other taxes                                                         3,738            4,103
                                                                            ---------        ---------
                 TOTAL CURRENT LIABILITIES                                    145,405          113,714

 Accrued participation expense                                                 46,363           48,159
 Long-term debt payable to Viacom                                             245,000          289,000
 Deferred income and other taxes                                               47,461           25,245
 Net liabilities related to discontinued operations of VIE                     55,567           21,909
 Net liabilities related to discontinued operations of Charter                  1,263            4,535
                                                                            ---------        ---------
                                                                              541,059          502,562
                                                                            ---------        ---------

 Commitments and contingent liabilities

                           SHAREHOLDERS' EQUITY
 Common Stock, $.001 par value,
            - 300,000,000 shares authorized
            - 92,538,484 and 90,987,329 shares issued and outstanding              93               91
 Capital in excess of par value                                               589,609          578,704
 Accumulated deficit                                                         (341,149)        (313,355)
 Accumulated other comprehensive income                                        19,032            5,578
                                                                            ---------        ---------
                 TOTAL SHAREHOLDERS' EQUITY                                   267,585          271,018
                                                                            ---------        ---------
                                                                            $ 808,644        $ 773,580
                                                                            =========        =========


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                 -----------------------     -----------------------
                                                    1998          1997          1998          1997
                                                 ---------     ---------     ---------     ---------
Revenue                                          $ 157,065     $ 108,480     $ 433,275     $ 423,408
Gain on Sale of TeleUNO                                 --            --         7,030            --
Costs and expenses:
     Entertainment product costs                   114,747       102,331       339,918       382,050
     Selling, general and administrative            14,114        14,238        40,347        43,920
     Provision for closure of film and
            video divisions                          3,995            --        23,995            --
                                                 ---------     ---------     ---------     ---------

Operating income (loss)                             24,209        (8,089)       36,045        (2,562)

Interest income                                        490           229         1,381           748
Interest expense, net                               (4,989)       (5,660)      (15,595)      (15,207)
Other, net                                             (33)         (745)          (90)        4,921
                                                 ---------     ---------     ---------     ---------
Income (loss) from continuing operations
     before income taxes                            19,677       (14,265)       21,741       (12,100)
Provision for income taxes                          24,136         3,822        24,535         2,222
                                                 ---------     ---------     ---------     ---------

Loss from continuing operations                     (4,459)      (18,087)       (2,794)      (14,322)
Loss from discontinued operations of VIE, net       25,000            --        25,000            --
                                                 ---------     ---------     ---------     ---------

Net loss                                         $ (29,459)    $ (18,087)    $ (27,794)    $ (14,322)
                                                 =========     =========     =========     =========

Weighted average number of common shares:
     Basic                                          92,514        90,746        92,223        90,730
     Diluted                                        92,514        90,746        92,223        90,730

Basic loss per common share:
     Continuing operations                       $   (0.05)    $   (0.20)    $   (0.03)    $   (0.16)
     Discontinued operations                         (0.27)           --         (0.27)           --
                                                 ---------     ---------     ---------     ---------

Basic loss per common share                      $   (0.32)    $   (0.20)    $   (0.30)    $   (0.16)
                                                 =========     =========     =========     =========

Diluted loss per common share:
     Continuing operations                       $   (0.05)    $   (0.20)    $   (0.03)    $   (0.16)
     Discontinued operations                         (0.27)           --         (0.27)           --
                                                 ---------     ---------     ---------     ---------

Diluted loss per common share                    $   (0.32)    $   (0.20)    $   (0.30)    $   (0.16)
                                                 =========     =========     =========     =========

The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                        1998             1997
                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (27,794)       $ (14,322)
Adjustments to reconcile net loss to cash flows
     from continuing operations:
     Net loss from discontinued operations                              25,000               --
     Depreciation and amortization                                       7,108            6,827
     Provision for closure of film and video divisions                  23,995               --
     Amortization of entertainment product costs                       273,698          317,984
     Additions to entertainment product costs                         (309,768)        (292,207)
     Gain from marketable securities                                        --           (5,648)
     Decrease in accounts receivable                                    12,333            6,962
     Increase (decrease) in accounts payable, accrued expense,
         other liabilities and income taxes                             22,136          (12,454)
     Increase in accrued participation expense                          12,512           17,290
     Increase in deferred revenue                                       14,073            1,235
     Other, net                                                            432           (1,993)
                                                                     ---------        ---------
     Net cash provided by continuing operations                         53,725           23,674
     Net cash provided (used) by discontinued operations               (41,608)          (8,470)
                                                                     ---------        ---------
                                                                        12,117           15,204
                                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                (2,213)          (1,471)
Repayments by (funding of) discontinued operations of VIE               (8,120)           2,471
Changes in net liabilities related to
     discontinued operations of Charter                                 (3,272)              73
                                                                     ---------        ---------
Net cash provided (used) by continuing operations                      (13,605)           1,073
Net cash provided (used) by discontinued operations                    122,500           (2,027)
                                                                     ---------        ---------
                                                                       108,895             (954)
                                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities                                      97,000           45,000
Repayments of credit facilities                                       (141,000)         (72,000)
Issuances of Common Stock                                               10,662              190
                                                                     ---------        ---------
Net cash used by continuing operations                                 (33,338)         (26,810)
Net cash provided (used) by discontinued operations                    (87,712)           4,023
                                                                     ---------        ---------
                                                                      (121,050)         (22,787)
                                                                     ---------        ---------


Net decrease in cash and cash equivalents                                  (38)          (8,537)

Cash and cash equivalents at beginning of period                        10,113           16,175
                                                                     ---------        ---------

Cash and cash equivalents at end of period                           $  10,075        $   7,638
                                                                     =========        =========

Cash and cash equivalents at end of period:
     Continuing operations                                           $   7,642        $   1,262
     Discontinued operations                                             2,433            6,376
                                                                     ---------        ---------
                                                                     $  10,075        $   7,638
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Viacom Inc. ("Viacom") currently owns approximately 80% of the Company's common stock ("Common Stock"). (See Note 5 regarding the Company's agreement with Viacom regarding tax reporting and administrative matters.)

On July 30, 1994, the Company acquired approximately 91% of the ordinary shares ("Ordinary Shares") of Virgin Interactive Entertainment Limited ("VIEL") and also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company and currently owned by Viacom. Viacom and the Company have executed amendments to extend the put- and call-option agreements, which were originally scheduled to expire in July 1995, through December 31, 1998. Effective as of November 9, 1998, the put- and call-option agreements were terminated by mutual agreement. On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIEL (together with its subsidiaries, "VIE"). The Company has disposed of substantially all of its investments in VIE and expects to shutdown the remaining VIE operations in 1999. (See Notes 9 and 10 regarding the planned disposition of the remaining operations of VIE).

In February 1998, the Company announced its intention to exit the feature film business and close Spelling Films Inc. ("Spelling Films"). The Company recorded a charge of $20,000,000, including the write-down to estimated net realizable value of capitalized development projects which will be sold or abandoned, reserves for commitments to various talent, as well as severance costs related to Spelling Films' employees. As of September 30, 1998, the remaining accrual balance for this provision of

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)

$2,988,000 is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company recognized a gain of $7,030,000 from this transaction in the second quarter, which is reflected in the accompanying financial statements.

In September 1998, the Company entered into a seven-year licensing agreement with a third party covering the domestic and Canadian home video and digital video disc ("DVD") distribution rights to approximately 3,000 titles in the Company's library. In connection with this transaction, the Company recorded a charge of $3,995,000, including severance costs related to employees of Republic Entertainment Inc. ("Republic"), the reduction of carrying values of physical inventory sold to the third party and the write-down to estimated net realizable value of certain titles. As of September 30, 1998, the remaining accrual balance of this reserve was $2,863,000 and is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

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

Domestic syndication and basic cable revenue estimates are not included in estimated future gross revenue of television programming until such sales are probable. Entertainment product, net, is stated at the lower of cost less amortization or estimated net realizable value. Estimates of total gross revenue, costs and participations are reviewed quarterly and revised as necessary. When estimates of total revenue and costs indicate that an individual existing product will realize an ultimate loss, additional amortization is provided to fully recognize such loss in that period or, for new television product, as the episodes are delivered.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)

Entertainment product, net, is comprised of the following:

                                            September 30,    December 31,
                                                1998             1997
                                            -------------    ------------
          Entertainment product:
             Theatrical
                 Released                    $ 126,329        $ 147,301
                 In process and other            2,769           12,607
                                             ---------        ---------
                                               129,098          159,908
                                             ---------        ---------
             Television
                  Released                     225,460          189,624
                  In process and other          34,223           25,324
                                             ---------        ---------
                                               259,683          214,948
                                             ---------        ---------

          Total                                388,781          374,856
          Less: non-current portion           (144,462)        (127,901)
                                             ---------        ---------
          Current portion                    $ 244,319        $ 246,955
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

Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective as of October 1, 1996, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread based on the Company's leverage ratio, as defined (2.5% during this reporting period), or at Citibank N.A.'s base rate. The average interest rate at September 30, 1998 and December 31, 1997, on borrowings under the Viacom Credit Agreement, was 8.1% and 8.5%, respectively. Additional terms of the Viacom Credit Agreement require, among other items, a minimum amount of net worth, as defined. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries, and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. At September 30, 1998, the carrying value of all of the Company's debt approximated fair value.

See Notes 9 and 10 regarding debt related to discontinued operations.

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


4.      SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                                                           Accumulated
                                                         Capital In                           Other
                                          Common          Excess of       Accumulated     Comprehensive
                                           Stock          Par Value         Deficit           Income             Total
                                         ---------       -----------      -----------     ---------------      ---------
Balance at December 31, 1997             $      91        $ 578,704        $(313,355)        $   5,578         $ 271,018
Exercise of options and warrants                 2           10,779               --                --            10,781
Income tax benefit related
      to stock options                          --              126               --                --               126
Net loss for the period                         --               --          (27,794)               --           (27,794)
Unrealized holding gain, net                    --               --               --            14,981            14,981
Cumulative translation adjustment               --               --               --            (1,527)           (1,527)
                                         ---------        ---------        ---------         ---------         ---------
Balance at September 30, 1998            $      93        $ 589,609        $(341,149)        $  19,032         $ 267,585
                                         =========        =========        =========         =========         =========


In February 1998, Viacom exercised warrants it received in connection with its 1994 acquisition of Blockbuster Entertainment Company to acquire 1,337,148 shares of Common Stock for a total exercise price of approximately $9,316,000.

The net liabilities relating to discontinued operations of VIE include a common stock investment which had a carrying value (fair value) of $16,611,000 at December 31, 1997. On May 29, 1998, the Company acquired this investment from VIE. At September 30, 1998 this investment is included in other current assets of the Company at its carrying value (fair value) of $31,603,000, and the unrealized gain associated with the investment is included in accumulated other comprehensive income above. The Company has accounted for this common stock investment as an "available for sale" security under the applicable provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, adjusting the carrying value to fair market value, with a corresponding adjustment, net of tax, to shareholders' equity. Subsequent to September 30, 1998, the Company, along with Viacom, began liquidating this common stock investment.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income (loss) for the three- and nine-month periods ended September 30, 1998 was ($23,927,000) and ($14,340,000),
respectively. For the three- and nine-month periods ended September 30, 1997, total comprehensive income (loss) was ($15,840,000) and ($16,717,000), respectively. Total comprehensive income (loss) is comprised of net income and other comprehensive income items, including foreign currency translation adjustments and unrealized holding gains on securities.

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

6.      NET LOSS PER COMMON SHARE

Basic loss per common share amounts are based on the weighted average number of common shares outstanding during the respective periods. Diluted loss per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options and warrants when the effect of such conversions would have been dilutive to income from continuing operations.

Prior period amounts have been restated to conform to SFAS No. 128. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted loss per common share:

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                   --------------------        --------------------
                                                    1998          1997          1998          1997
                                                   ------        ------        ------        ------
     Basic shares - weighted average
          of common shares outstanding             92,514        90,746        92,223        90,730
     Additional shares assuming conversions
          of stock options and warrants                --            --            --            --
                                                   ------        ------        ------        ------

     Diluted shares                                92,514        90,746        92,223        90,730
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

The Company also is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes in connection with certain bankruptcy and environmental matters relating to the discontinued operations of The Charter Company and its subsidiaries ("Charter"), as well as other matters. Some of the parties involved in such actions seek significant damages. While the outcome of these suits and claims cannot be predicted with certainty, based upon
(i) its current knowledge of the facts and circumstances and its understanding of the applicable law; (ii) allowances for estimated losses on disposal of the discontinued operations; and (iii) an indemnity agreement, the Company believes that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Environmental cleanup activity at the former petroleum terminal in Tiverton, Rhode Island was substantially completed in September 1998, although final site grading and negotiation of final administrative approvals will continue into 1999.

8.      RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $16,505,000 and $19,375,000 during the nine months ended September 30, 1998 and 1997, respectively, in connection with the Viacom Credit Agreement. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $521,000 and $568,000 as of September 30, 1998 and December 31, 1997, respectively. (See Note 3 regarding the Company's credit facilities with Viacom and Note 9 regarding Viacom's guarantees of the Company's credit agreements with banks.)

The Company participates in the Viacom insurance programs with respect to general business and workers' compensation coverage. Effective January 1, 1998, the Company also began participating in certain Viacom health and welfare benefit plans for its employees. As of September 30, 1998, the Company had a net payable to Viacom of approximately $2,957,000 with respect to these and other expenses.

During the nine months ended September 30, 1998 and 1997, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to the following parties in which Viacom has or had an ownership interest (i) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (ii) MTV Networks, a division of a subsidiary of Viacom; (iii) certain television stations owned by

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


Viacom; (iv) USA Network and Sci-Fi Channel, in which Viacom had equity interests until October 1997; and (v) United Paramount Network, Nickelodeon U.K. and Comedy Central, in which Viacom has equity interests. For the nine months ended September 30, 1998 and 1997, these transactions are not material.

Republic has entered into agreements with, and in certain cases has advanced funds to Viacom, a partnership in which a subsidiary of Viacom is the managing partner and Showtime to distribute certain of their productions in the home video market.

The Company is party to agreements with Paramount Pictures Corporation ("Paramount"), a Viacom subsidiary, with respect to the distribution of two of the Company's feature film releases, "Night Falls on Manhattan" and "Stephen King's Thinner," in the domestic theatrical, non-theatrical and pay television markets. Additionally, the Company is party to agreements with Paramount for the production and funding of two additional feature films, "In & Out" and "Breakdown," to which the Company owns the international distribution rights. In August 1997, Republic entered into an agreement with Paramount and licensed its domestic home video rights to ten rental titles, including "Night Falls on Manhattan."

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

9.       DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE. The Company has disposed of substantially all of its investment in VIE and expects to shutdown the remaining VIE operations in 1999. Accordingly, the operations of VIE are reflected as discontinued.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)



During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000, net of income taxes. In the fourth quarter of 1997, the Company recorded an additional provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition. On September 4, 1998, the Company completed the sale of the stock of Westwood Studios, Inc., a subsidiary of VIE, and certain development assets of VIE for $122,500,000 in cash. The proceeds of this transaction were used to pay down bank debt and other costs associated with the transaction. In addition, in the third quarter of 1998, the Company recorded an additional provision of $25,000,000, net of income taxes, to provide for the costs of shutdown, net of the proceeds from the sale of VIE's remaining operations and assets. (See Note 10 regarding the disposition of VIE's international operations subsequent to the reporting period.)

For the nine months ended September 30, 1998 and 1997, revenue of VIE was $94,043,000 and $128,378,000, respectively. The net operating losses of VIE were $44,924,000 and $49,483,000, respectively, for the same periods. The net operating losses were provided for in the estimated loss on disposal as of December 31, 1997 and 1996 discussed above.

VIE's net liabilities as of September 30, 1998 and December 31, 1997, are as follows:

                                       September 30,      December 31,
                                           1998              1997
                                       -------------      ------------
     Current assets                      $  15,165         $ 115,043
     Current liabilities                   (44,571)         (194,505)
                                         ---------         ---------
          Net current liabilities          (29,406)          (79,462)
                                         ---------         ---------

     Property and equipment, net             5,870            14,081
     Intangibles, net                           --            91,707
     Other non-current assets                  376             5,066
     Non-current liabilities               (32,407)          (53,301)
                                         ---------         ---------
          Net non-current (liabilities)
             assets                        (26,161)           57,553
                                         ---------         ---------

          Net liabilities                $ (55,567)        $ (21,909)
                                         =========         =========

On December 23, 1993, a wholly owned subsidiary of VIE established a multi-currency credit agreement (the "Credit Agreement") with a bank in the U.S. The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Company's acquisition of VIE, the amount of borrowings allowable under the Credit Agreement was

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


increased to $75,000,000 and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by Viacom. During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000. In February 1998, the term was extended to September 30, 1998. On September 8, 1998, total borrowings under the Credit Agreement in the amount of $97,000,000 were repaid and the Credit Agreement was terminated. Borrowings under the Credit Agreement as of December 31, 1997 were $97,472,000. As of December 31, 1997, the Company had no letters of credit outstanding under the Credit Agreement.

On September 8, 1993, another wholly owned subsidiary of VIE established a 5,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom. On April 12, 1994, the UK Facility was increased to 10,000,000 pounds sterling. Advances under the UK Facility bore interest at the bank's prime rate plus 1.0%. Effective as of April 3, 1997, the UK Facility was renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility was extended to December 31, 1998 and is guaranteed by Viacom and the Company. Advances under the renegotiated UK Facility bore interest at the bank's prime rate plus 1.0% or alternatively at selected Eurocurrency rates. Borrowings under the UK Facility as of September 30, 1998 and December 31, 1997 were $12,609,000 and $11,090,000, respectively. As of September 30, 1998, the Company had no letters of credit outstanding under the UK facility. As of December 31, 1997, the Company had approximately $938,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. On November 10, 1998, total borrowings under the UK Facility were repaid and the UK Facility was terminated. (See Note 10.)

The Company and Viacom also provide a rent guarantee, which expires in 2005, for this subsidiary. Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consents were obtained with respect to the Credit Agreement and the UK Facility.

10.  SUBSEQUENT EVENT

Effective as of November 9, 1998, the Company and Viacom agreed to terminate the put- and call-option agreements with respect to the ordinary shares of VIEL. (See Note 1.)

On November 10, 1998, the Company completed the sale of all non-U.S. operations of VIE, effectively completing the disposal of its interactive game business. The additional loss provision of $25,000,000 recorded in the third quarter of 1998 contemplated this sale of the non-U.S. operations of VIE. (See Note 9.)

                        SPELLING ENTERTAINMENT GROUP INC.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the related notes thereto. References to Notes refer to the notes to such statements.

RESULTS OF OPERATIONS

The results of operations for any period are significantly affected by the quantity and performance of the Company's existing entertainment product, which is licensed to, and available for exhibition by, licensees or customers in various media and territories, and the volume, performance and production costs associated with the Company's new television product. Consequently, results of operations may vary significantly between periods, and the results of operations in any one period may not be indicative of results of operations in future periods. Due to the aforementioned factors and those discussed below, the Company's net income is generally negatively impacted in the fourth quarter of each year.

The success of the Company's television programming business depends, in part, upon the successful network exhibition of its television series over a sufficient number of years to allow for off-network exhibition opportunities. During the initial years of a one-hour television series, network and international license fees offset most of the production costs of the series, and accordingly the Company normally recognizes losses or deficits during this period. With respect to half-hour network programming, the production costs can substantially exceed the combination of the network and international license fees during the initial years and the Company normally recognizes larger losses during this period. However, if a sufficient number of episodes of a one-hour or half-hour series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market, and the Company would then expect to be able to recoup its deficits and realize a profit with respect to these series.

First-run syndicated television series, which are licensed on a cash basis, barter basis or a combination of the two, typically do not generate sufficient revenue to cover the production and promotion costs of the programs during their initial years and such losses are borne exclusively by the Company. However, with high ratings, the revenue that may be realized by the Company through its cash license fees and barter arrangements can be significant.

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen as well as changes in the law and governmental regulations. On September 6, 1995, the Federal Communications Commission released an order repealing its rules which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. Accordingly, the networks are able to own the programming which they broadcast and have increasingly become competitors of the Company in the production and distribution of programming. The Telecommunications Act of 1996 eliminates the restrictions on the number of television stations that one entity may own and increases the national audience reach

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


limitation by one entity from 25% to 35%, which serves to further increase the broadcast networks' and major studios' ability to secure distribution for their own product.

REVENUE

The following table sets forth the components of the Company's revenue for the three and nine months ended September 30 (in thousands):

                                      Three Months Ended              Nine Months Ended
                                         September 30,                   September 30,
                                   ------------------------        ------------------------
                                     1998            1997            1998            1997
                                   --------        --------        --------        --------
Television                         $117,963        $ 93,530        $351,036        $338,449
Home video                           30,519           8,341          43,577          50,985
Film distribution                     1,843           2,434          12,452          20,828
Licensing and merchandising           5,789           3,121          13,616           9,729
Other                                   951           1,054          12,594           3,417
                                   --------        --------        --------        --------
                                   $157,065        $108,480        $433,275        $423,408
                                   ========        ========        ========        ========



Television revenue increased $24,433,000 (26%) and $12,587,000 (4%) in the three- and nine-month periods ended September 30, 1998, respectively, from the comparable periods in 1997. The increase in the 1998 periods arose primarily from higher revenue from exploitation of the Company's library.

Home video revenue increased $22,178,000 (266%) and decreased $7,408,000 (15%) in the three- and nine-month periods ended September 30, 1998, respectively, from the same periods in 1997. The increase in the three-month period is due primarily to the recognition of revenue relating to the licensing of the Company's domestic and Canadian home video and DVD distribution rights to a third party in September 1998. The decrease in the nine-month period is due primarily to a decline in the number of initial releases during the period, specifically in connection with the Company's exit in 1997 from the business of distributing video titles in the domestic rental market, offset by the revenue from the licensing agreement recognized in September 1998.

Film distribution revenue decreased $591,000 (24%) and $8,376,000 (40%) in the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The decrease in the 1998 periods is due primarily to the Company's exit from the feature film business announced in February 1998 and the resulting cessation of production, acquisition and distribution of new feature films. Film distribution revenue is expected to continue to decrease in the future as a result of the Company's exit from the feature film business.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Licensing and merchandising revenue increased $2,668,000 (85%) and $3,887,000 (40%) in the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increase is due primarily to increased revenues from third-party clients, particularly relating to merchandising and licensing agreements with Comedy Partners for the show "South Park." (See Note 8.)

Other revenue decreased $103,000 (10%) and increased $9,177,000 (269%) in the three months and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The increase in the nine-month period is due primarily to the recognition of a new agreement with Famous Music Corporation and Ensign Music Corporation for the administration of the Company's music rights and the associated non-refundable advances received pursuant to the terms of the agreement.

Certain operations of the Company generate revenue denominated in foreign currencies, and as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in French francs and Canadian dollars, among others. The Company has no material transactions denominated in Asian currencies.

GAIN ON SALE OF TELEUNO

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company recognized a gain of $7,030,000 in the quarter ended June 30, 1998 relating to the sale.

ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs, including deficits recognized on new programming, and the accrual of third-party participations and residuals. Such costs increased $12,416,000 (12%) and decreased $42,132,000 (11%) in the three- and nine-month periods ended September 30, 1998, respectively, from the comparable prior-year periods. The increase in the three-month period resulted primarily from the increase in television and home video revenue described above. The decrease in the nine-month period resulted primarily from the Company's exit from the theatrical feature film business. In addition, the percentage relationship between such costs and the related revenue decreased to 78% from 90% for the nine months ended September 30, 1998 and 1997, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating the revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs decreased $124,000 (1%) and $3,573,000 (8%) in the quarter and nine-month period ended September 30, 1998, respectively, from the comparable prior-year periods. The decrease results primarily from the Company's August 1997 exit from the

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


business of distributing video titles in the domestic rental market and the Company's February 1998 exit from the theatrical film business.

PROVISION FOR CLOSURE OF FILM AND VIDEO DIVISIONS

A charge of $20,000,000, of which approximately $14,400,000 was non-cash, was recorded in the quarter ended March 31, 1998 related to the Company's decision to exit the theatrical feature film business and close Spelling Films. This charge includes the write-down to estimated net realizable value of capitalized development projects which will be sold or abandoned, reserves for commitments to various talent, as well as severance costs related to Spelling Films' employees. As of September 30, 1998, the remaining accrual balance for this provision of $2,988,000 is included in accounts payable, accrued expenses and other liabilities in the balance sheet. (See Note 1.)

In September 1998, the Company entered into a seven-year licensing agreement with a third party covering the domestic and Canadian home video and DVD distribution rights to approximately 3,000 titles in the Company's library. The Company retained all other rights with the respect to the library. In conjunction with the licensing of these home video rights, in the quarter ended September 30, 1998, the Company recorded a charge to exit the domestic home video distribution business of $3,995,000, of which approximately $2,295,000 was non-cash. The charge included severance costs related to Republic employees, the reduction of carrying values of physical inventory sold to the third party and the write-down to estimated net realizable value of certain titles. As of September 30, 1998, the remaining accrual balance of this reserve was $2,863,000 and is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet. (See Note 1.)

INTEREST EXPENSE

Interest expense, net of amounts capitalized, decreased $671,000 (12%) and increased $388,000 (3%) in the three-month and nine-month periods ended September 30, 1998, respectively. The decrease in the three-month period is due primarily to lower average indebtedness under the Company's credit arrangements. The increase in the nine-month period is due primarily to a decrease in capitalized interest associated with the Company's theatrical production activities, partially offset by lower average indebtedness outstanding under the Company's credit arrangements.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


PROVISION FOR INCOME TAXES

During the nine months ended September 30, 1998, the Company's provision for income taxes increased $22,313,000 to a provision of $24,535,000 in 1998 as compared to a provision of $2,222,000 in 1997, largely as a result of an increase in the effective tax rate. The effective tax rate increased to 113% in 1998 from (18%) in 1997, primarily as a result of changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes and is in accordance with management's estimation of the relationships and results for the entire year.

The effective rate of 113% for the nine months ended September 30, 1998 increased from 19% for the six months ended June 30, 1998 due to changes in management's estimates of the results of operations for the entire year. These changes in estimates were driven by higher than anticipated profitability in the quarter ended September 30, 1998.

The provision for income taxes primarily relates to the use of tax losses and other attributes of the Company and is primarily non-cash in nature.

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

DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE. The Company has disposed of substantially all of its investment in VIE and expects to shutdown the remaining VIE operations by the end of 1998. Accordingly, VIE is presented as a discontinued operation in the accompanying financial statements. See "Financial Condition - Discontinued Operations" below.

FINANCIAL CONDITION

CONTINUING OPERATIONS. The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $309,768,000 and $292,207,000 in the nine months ended September 30, 1998 and 1997, respectively.

Additionally, future expenditures by the Company are expected to increase from 1997 levels in connection with its projected increased production levels. The cost of producing television programming is borne by the Company to the extent costs are not recouped through network license fees and cash license fees on syndicated product.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The deficit financing of its network programming and the cost of other production and acquisition activities has historically been funded through the Company's operating cash flow and borrowings under its credit arrangements. The Company's principal credit agreement is with Viacom. The Viacom Credit Agreement provides for a term loan facility of $200,000,000 and a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. At September 30, 1998, $110,000,000 was available under these facilities to fund the Company's operations and investments. (See Note 3.)

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company expects to have sufficient resources available from the cash provided by operating activities and funds available under its credit facilities and other financing sources to meet its ongoing plans for the production, acquisition and distribution of entertainment product. (See Note 3 regarding certain acceleration provisions of the Viacom Facility.)

Net cash flow from operating activities of the Company's continuing operations increased to $53,725,000 for the nine months ended September 30, 1998 from $23,674,000 for the comparable prior-year period due primarily to the timing of payment of accrued operating expenses. Net cash flow from investing activities of the Company's continuing operations decreased to a deficit of $13,605,000 from a net inflow of $1,073,000 for the nine months ended September 30, 1998 and 1997, respectively.

Financing activities principally reflect borrowings and repayments under the Viacom Credit Agreement in both periods and the exercise of warrants by Viacom in the first quarter of 1998. (See Note 4.)

DISCONTINUED OPERATIONS. During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000. In the fourth quarter of 1997, the Company recorded an additional provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition. On September 4, 1998, the Company completed the sale of the stock of Westwood Studios, Inc., a subsidiary of VIE, and certain development assets of VIE for $122,500,000 in cash. The proceeds of this transaction were used to pay down bank debt and other costs associated with the transaction. On November 10, 1998, the Company completed the sale of all non-U.S. operations of VIE, effectively completing the disposal of its interactive game business. In addition, in the third quarter of 1998, the Company recorded an additional provision of $25,000,000, net of income taxes, to provide for the costs of shutdown, net of the proceeds from the sale of VIE's remaining operations and assets.

For the nine months ended September 30, 1998 and 1997, revenue of VIE was $94,043,000 and $128,378,000, respectively. The net operating losses of VIE were $44,924,000 and $49,483,000, respectively, for the same periods. The net operating losses for these periods were provided for in the estimated loss on disposal as of September 30, 1998 and December 31, 1997 discussed above.

VIE's net liabilities as of September 30, 1998 and December 31, 1997, are as follows (in thousands):

                                                 September 30,        December 31,
                                                    1998                 1997
                                                 -------------        ------------
Current assets                                    $  15,165           $ 115,043
Current liabilities                                 (44,571)           (194,505)
                                                  ---------           ---------
        Net current liabilities                     (29,406)            (79,462)
                                                  ---------           ---------

Property and equipment, net                           5,870              14,081
Intangibles, net                                         --              91,707
Other non-current assets                                376               5,066
Non-current liabilities                             (32,407)            (53,301)
                                                  ---------           ---------
        Net non-current (liabilities) assets        (26,161)             57,553
                                                  ---------           ---------

        Net liabilities                           $ (55,567)          $ (21,909)
                                                  =========           =========

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


A wholly owned subsidiary of VIEL had a revolving multi-currency credit agreement for $100,000,000 with a bank in the U.S. On September 8, 1998, total borrowings under the Credit Agreement in the amount of $97,000,000 were repaid and the Credit Agreement was terminated. Borrowings under the Credit Agreement as of December 31, 1997 were $97,472,000. As of December 31, 1997, the Company had no letters of credit outstanding under the Credit Agreement. (See Note 9.)

Another wholly owned subsidiary of VIEL has a credit facility with a bank in the United Kingdom in the net amount of 10,000,000 pounds sterling, which the Company and Viacom have guaranteed. The UK Facility expires on December 31, 1998. Borrowings under the UK Facility as of September 30, 1998 and December 31, 1997 were $12,609,000 and $11,090,000, respectively. As of September 30, 1998, the Company had no letters of credit outstanding under the UK Facility. As of December 31, 1997, the Company had approximately $938,000 in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. On November 10, 1998, total borrowings under the UK Facility were repaid and the UK Facility was terminated. (See Notes 9 and 10.)

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


OTHER FINANCING ITEMS. Viacom owns approximately 80% of the Company's common stock. Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consents were obtained with respect to the Credit Agreement and the UK Facility.

YEAR 2000

OVERVIEW. The widespread use of computer programs that rely on two-digit dates to perform computations and decision-making functions may cause computer systems to malfunction prior to or in the year 2000 and lead to significant business delays and disruptions in the U.S. and internationally. The Company has a year 2000 ("Y2K") program to identify and mitigate these risks. External consulting firms and contractors have been engaged by the Company to assist with Y2K remediation. It is presently anticipated that the Company will complete its Y2K projects by mid-1999 in all material respects.

The Company has adopted a five-phase program consisting of inventory, assessment, remediation, testing and contingency planning. Costs of the Company's Y2K program are not expected to have a material effect on the results of operations, financial position or liquidity.

STATE OF READINESS AND CONTINGENCY PLANS. The Company commenced its Y2K readiness efforts in 1998. The Company has substantially completed the inventory and assessment phases. Remediation and testing is scheduled for completion by mid-1999. The Company is also preparing contingency plans based on an analysis of system risks, including potential failure dates and expected remediation dates. The Company will continually review its progress against its Y2K program plans and make a conclusion, if necessary, on the appropriate and feasible contingency plans to reduce its exposure to Y2K-related issues by late spring 1999. The Company has received information regarding Y2K compliance from its principal business partners and third party providers and is engaging in a more detailed review of their compliance. The Company expects to complete such review by late spring 1999. To date, no principal business partners or third party providers have informed the Company that a material Y2K issue exists which will have a material effect on the Company.

RISKS. The Company's goal is to achieve timely and substantial Y2K compliance, with remediation work assigned a priority based upon how critical each system is to the Company. Due to the general uncertainty inherent in the Y2K problem resulting in part from the uncertainty of compliance by the Company's business partners and third party providers, the Company is unable to determine at this time what the consequences of Y2K may be. The Company will continue to devote the necessary resources to complete its Y2K program and contingency plans and believes that the completion of its Y2K program and contingency plans should significantly mitigate operational and financial risks.

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

Environmental cleanup activity at the former petroleum terminal in Tiverton, Rhode Island was substantially completed in September 1998, although final site grading and negotiation of final administrative approvals will continue into 1999.

                        SPELLING ENTERTAINMENT GROUP INC.


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        10.1    Employment Agreement dated as of July 20, 1998 between
                Registrant and Ross G. Landsbaum.

        11      Computation of net loss per common share.

        27      Financial Data Schedule.


 (b) Reports on Form 8-K:

                None

                        SPELLING ENTERTAINMENT GROUP INC.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SPELLING ENTERTAINMENT GROUP INC.


November 16, 1998            By: /s/ Peter H. Bachmann
                                 -----------------------------------------------
                                 Peter H. Bachmann
                                 President
                                 (Principal Executive Officer)



                             By: /s/ Ross G. Landsbaum
                                 -----------------------------------------------
                                 Ross G. Landsbaum
                                 Senior Vice President - Chief Financial Officer (Principal Financial Officer)