Form 10-K
period 1998-12-31
SPELLING ENTERTAINMENT GROUP INC
filed 1999-03-31
CIK 312667

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

                   FOR FISCAL YEAR ENDED DECEMBER 31, 1998 OR

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

   On March 26, 1999, the registrant had 93,121,804 outstanding shares of Common Stock, $.001 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $160,459,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Part IV - Portions of previously filed reports and registration statements.


================================================================================

                        SPELLING ENTERTAINMENT GROUP INC.


                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                         PAGE

                                              PART I

        Item   1.     Business                                                             3
        Item   2.     Properties                                                          11
        Item   3.     Legal Proceedings                                                   11
        Item   4.     Submission of Matters to a Vote of Security Holders                 12



                                             PART II

        Item   5.     Market for Registrant's Common Equity and Related
                           Stockholder Matters                                            13
        Item   6.     Selected Financial Data                                             14
        Item   7.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            15
        Item   7A.    Quantitative and Qualitative Disclosure about Market Risk           22
        Item   8.     Financial Statements and Supplementary Data                         23
        Item   9.     Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                         48



                                             PART III

        Item  10.     Directors and Executive Officers of the Registrant                  49
        Item  11.     Executive Compensation                                              51
        Item  12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                 57
        Item  13.     Certain Relationships and Related Transactions                      58



                                             PART IV

        Item  14.     Exhibits, Financial Statement Schedules and Reports
                          on Form 8-K                                                     64

ITEM 1.    BUSINESS

INTRODUCTION

Spelling Entertainment Group Inc. (the "Company") is a producer and distributor of television series, mini-series and movies-for-television (collectively referred to hereinafter as "television product"). The Company has an extensive library of television product and feature-length films, which it distributes worldwide. The Company also licenses and otherwise exploits ancillary rights to this product, such as music and merchandising rights. Unless the context indicates otherwise, "Spelling" or the "Company" refers to Spelling Entertainment Group Inc. and its subsidiaries.

The Company's television production operations are conducted by subsidiaries of the Company, including Spelling Television Inc. ("Spelling Television") and Big Ticket Television Inc. ("Big Ticket Television"). The Company is engaged in the worldwide distribution of television product and feature-length films through Worldvision Enterprises, Inc. ("Worldvision"). The Company's licensing and merchandising operations are conducted by Hamilton Projects, Inc. ("Hamilton Projects"). In August 1997, the Company ceased the distribution of home video rental titles and licensed its remaining 1997 rental titles to Paramount Home Video. In September 1998, the Company licensed the home video and DVD distribution rights to its library to Artisan Home Entertainment Inc. ("Artisan") for distribution primarily in the sell-through market in the U.S. and Canada for a seven year term. Virgin Interactive Entertainment Limited ("VIEL") produced and distributed interactive games for the Company. In 1998, the Company disposed of VIEL (together with its subsidiaries, "VIE"). Accordingly, VIE is presented as a discontinued operation in the accompanying financial statements. (See "Discontinued Operations.") Theatrical feature film production, acquisition and distribution had been conducted by Spelling Films Inc. and its subsidiaries ("Spelling Films"). On February 19, 1998, the Company announced its decision to exit the theatrical feature film business and the Company closed Spelling Films during 1998.

The Company (formerly The Charter Company) was originally incorporated in Florida in 1959. The Company was formerly engaged in petroleum operations, but substantially all of its remaining operations in this area were sold in 1992. (See Note 9 to the Company's Consolidated Financial Statements; references to Notes hereinafter are to the notes to such financial statements.) The Company began production and distribution of entertainment product when it acquired 82% of Spelling Entertainment Inc. ("SEI") in May 1991. It acquired the remaining shares of SEI in July 1992. The Company acquired all of the stock of Republic Entertainment Inc. (formerly Republic Pictures Corporation, with its subsidiaries, hereinafter "Republic") on April 26, 1994 and approximately 91% of the Ordinary Shares of VIEL on July 30, 1994.

Approximately 48% of the Company's Common Stock was owned by American Financial Corporation and its subsidiaries ("AFC") until March 31, 1993 when AFC sold the Common Stock it owned to Blockbuster Entertainment Corporation ("BEC"). BEC acquired additional Common Stock during 1993 and 1994, both from third parties and from the Company. Effective as of September 29, 1994, BEC merged with and into Viacom Inc. ("Viacom"), with Viacom being the surviving corporation. As a result of the merger, and the subsequent acquisition of the Company's shares and the exercise of certain warrants, Viacom currently owns approximately 80% of the Company's Common Stock.

On March 19, 1999, Viacom submitted a proposal to the Company's Board of Directors (the "Board") to acquire all outstanding shares of the Company not already held by Viacom. The Board formed a Special Committee of independent directors to review Viacom's proposal. The Special Committee has retained legal advisors and will be retaining financial advisors shortly to assist the Special Committee in its review of the proposal.

In the ordinary course of business, the Company has done and expects to continue to do business with Viacom and its affiliates, including Blockbuster, Showtime, Nickelodeon and Paramount. In each case the transaction is negotiated on an arms-length basis and the Company believes that the transaction is on terms comparable to or better than terms the Company could obtain from an outside third party.

The Company is incorporated in the state of Delaware and has its principal executive offices at 5700 Wilshire Boulevard, Los Angeles, California 90036, telephone (323) 965-5700.


PROGRAMMING - DEVELOPMENT AND PRODUCTION

TELEVISION PROGRAMMING

GENERAL

The Company develops and produces programming for the U.S. television networks through Spelling Television and Big Ticket Television. Spelling Television is one of the largest independent suppliers of one-hour drama series for network television. Big Ticket Television develops and produces half-hour situation comedy series for network television and programming for first-run syndication.

NETWORK PROGRAMMING

Scripts for potential television programming are usually developed by the Company in conjunction with one of the broadcast networks. If the network orders the script to production, it will typically order a pilot episode or presentation, for which it will pay the Company a fixed license fee pursuant to a negotiated license agreement. If the network exercises its option to order episodes of the series for broadcast, the license agreement provides for a minimum number of episodes to be delivered, with the network having certain rights to order additional episodes. All other ownership and distribution rights are generally retained by the Company, subject to certain network-related holdbacks. Alternatively, certain network agreements provide that the network has a financial or ownership interest, and sometimes, certain distribution rights, in the program, or the network has an interest in the profits from exploitation of the program. These agreements grant the network the right to exhibit the episodes a limited number of times in the United States during the license period.

The license fees paid by the networks are typically less than the Company's costs of producing the related programming, resulting in a deficit for the Company. In recent years, the size of the series deficits incurred by the Company has generally increased as escalations in license fees have failed to keep pace with escalations in production costs. However, in the case of its one-hour drama series, the Company has generally been successful in obtaining sufficient revenue from its international sales to offset a significant portion of its production deficits. Generally, for those series that have a successful network run (at least four years), it is the international sales and the off-network domestic syndication and/or cable sales that are responsible for the profit contribution, if any, from such successful series. See "Business-Distribution."

Aaron Spelling, Chairman and Chief Executive Officer of Spelling Television and Vice Chairman of the Company, has a history of successful network television production, including more than 4,200 hours of television series, movies-for-television and mini-series, as well as a number of feature films. Mr. Spelling has consistently been one of the industry's most creative and prolific producers of network television programming, producing such successful series as "Beverly Hills, 90210," "Melrose Place," "The Love Boat," "Dynasty," "Hotel," "Vegas" and "Matt Houston." In association with a variety of partnerships, he has also produced "Fantasy Island," "Charlie's Angels," "Starsky and Hutch," "Family" and "Hart to Hart."

The Company is currently producing eight one-hour drama television series and a one-hour daytime serial. "Beverly Hills, 90210," which is currently in its ninth season, has been ordered by Fox Broadcasting Company ("Fox") for a 10th season. "Melrose Place" is completing its seventh and final season. "7th Heaven," which is in its third season on The WB Television Network ("The WB"), has been ordered by The WB for a fourth season. "Charmed," which debuted in the 1998/1999 television season on The WB has been picked up for a second season. "Any Day Now" debuted in the 1998/1999 season on Lifetime and has been picked up for its second season. The Company is also currently producing the "Love Boat: The Next Wave," which debuted in April 1998 on UPN and is currently in its second season. The daytime serial "Sunset Beach" is currently in its third year on NBC. "Rescue 77" premiered on The WB in March 1999. "Buddy Faro" aired on CBS during the 1998/1999 television season, but was not picked up for another season. The Company also is currently producing a half-hour situation comedy, "Moesha," which is airing on UPN in its fourth season and has been ordered for a fifth season.

The Company has a number of scripts in development and has received two pilot orders for one-hour dramas for the 1999/2000 television season from The WB and UPN and has received a pilot order for a half-hour situation comedy for the 1999/2000, television season from CBS. There is no assurance that the pilots will be ordered to series by the networks. Additionally, the Company has received an eight-episode series order (with a network option to cut back the order to six episodes) for "Gary & Mike," a half-hour claymation series from Fox.

The Company received revenue from Fox in 1998, 1997 and 1996 representing 19%, 21% and 20% of total revenue, respectively.

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

In first-run syndication, programming is licensed domestically by Worldvision in exchange for cash payments, advertising time ("barter") or a combination of both. While generally not as accepted in the international marketplace as traditional network series, Worldvision distributes this programming internationally on a limited basis primarily for cash license fees. When programs are licensed on a cash basis, a broadcaster agrees to pay a license fee in one or more installments in exchange for the right to broadcast the programming a specified number of times over an agreed period of time. When programming is licensed on a barter basis, the Company reserves a specified amount of advertising time during the broadcast, which its advertising sales staff sells for cash to national advertisers.

As compared with programming produced for the networks, first-run syndicated programming provides the Company greater control over creative and production decisions. However, there may be greater financial risk associated with such programming as there is no third-party network to share the production and promotion costs. While the license fees paid by a network for television programming are fixed by contract, barter revenue derived from the broadcasting of first-run syndicated programming is not fixed in amount, and varies depending on the ratings success of the programming. Such ratings may vary significantly among different types of programming, as well as between individual programs of the same type. Even when a first-run syndicated program is ultimately successful, its revenue is often less than the Company's costs of producing, promoting and distributing the program during its initial years. However, if a program has strong ratings, the advertising revenue and cash license fees which may be realized by the Company can be substantial.

In the first-run syndication market, the Company is currently producing "Judge Judy," which is in its third season and will be returning for a fourth season. The Company also produces "Judge Joe Brown," which is in its first season and will be returning for a second season.

DEVELOPMENT AND PRODUCTION RISKS

There are a number of factors beyond the Company's control which may affect the timely and successful completion of the development and production of the Company's entertainment product, including the availability of literary properties, creative personnel and talent, production personnel, distribution channels and financing, as well as the status of various collective bargaining agreements. The Company attempts to minimize such risks to the greatest extent possible through the active management of the development and production process. See "Competition" and "Employees."

FEATURE FILMS

In February 1998, the Company announced plans to close its Spelling Films unit to capitalize on the greater growth potential of its successful television production and distribution operations. The Company had acquired and licensed the rights to theatrical feature films in international markets through Spelling Films and subsequently expanded these activities to include the development and production of films. The operations of Spelling Films have been shut-down and the remaining assets are being handled in a manner to preserve such assets and ensure that current projects, including films already in distribution, are appropriately serviced and exploited.

The Company will continue to exploit the television distribution rights from the Spelling Films library through Worldvision, and its home video rights through its various licensing arrangements. To the extent that Spelling Films and/or Republic desired to exploit theatrical feature films in the United States and Canadian theatrical markets, they engaged a third party to handle such distribution.


DISTRIBUTION

In addition to its production activities, the Company is actively engaged in the worldwide distribution of television product and feature length films, either directly or through subdistributors. As a result of these activities, as of December 31, 1998, the Company had contractual agreements with licensees which provide for approximately $102,911,000 in future revenue, approximately 49% of which is expected to be recognized after 1999. As of December 31, 1997, the Company had contractual agreements which provided for approximately $121,266,000 in future revenue.

TELEVISION DISTRIBUTION

Worldvision has been engaged in the distribution of entertainment product in the worldwide television market for over 25 years, originally serving as the distribution arm of the ABC Network. Today, Worldvision is a leading distributor and as of December 31, 1998 held rights to approximately 10,000 hours of programming available for worldwide distribution. Worldvision currently distributes such programming in the United States through offices located in Atlanta, Los Angeles and Chicago and in approximately 110 countries through offices or representatives located in London, Paris, Toronto, Sydney, Tokyo and Rio de Janeiro.

In 1998, Worldvision distributed in first-run syndication five half-hour series:
"Judge Judy" and "Judge Joe Brown" (which are produced by the Company), "Pictionary," "Better Homes and Gardens" and "America's Dumbest Criminals." "Judge Judy" and "America's Dumbest Criminals" are presently in their third seasons, "Better Homes and Gardens" is in its second season of production (although this is the first season distributed by Worldvision) and "Judge Joe Brown" is in its first season. ("Pictionary" was cancelled in 1998.) "Judge Judy" and "Judge Joe Brown" are being licensed on a cash plus barter basis and "America's Dumbest Criminals" and "Better Homes and Gardens" are being licensed on a barter basis. In addition, Worldvision is preparing to launch a new half-hour series from the producers of "Better Homes and Gardens" titled "Country Home, Country Garden." If successfully launched, the series will be licensed on a barter basis.

The profitability of the Company's network television programming continues to depend substantially on the consumer's acceptance of the programming during its network exhibition and subsequent off-network exhibition. At least four broadcast seasons of a network series are typically required to successfully license repeat showings of a series in the domestic syndication market where the Company's profitability increases. Expected revenue per episode in this market is normally greater for more popular shows and longer running series. Worldvision is currently distributing "Beverly Hills, 90210" and "Melrose Place" in the domestic syndication market and has entered into domestic syndication agreements for "Moesha" and "7th Heaven," which will both launch off-network in 2000. Episodes from a network series typically become available for off-network syndication or basic cable exploitation four to five years after the series' initial network telecast.

Demand for American-made entertainment product in international markets had been increasing in recent years due to the increase in the number of international television stations, cable channels and satellite delivery systems in those markets and, in some territories, the privatization of the local television industry. The Company often begins to earn international television revenue from its television programming during the same season such programming is originally broadcast in the United States and generally attempts to exploit its library internationally. Substantially all of the Company's current television programming is being distributed by Worldvision in international television markets. Expected revenue per episode in this market is normally greater for more popular shows and longer running series.

In December 1996, the Company and the KirchGroup entered into a television licensing agreement whereby the KirchGroup has licensed Spelling's existing library through 2010 for free and pay television, pay per view and video-on-demand principally for Germany and the German-language territories of Europe. Additionally, for the period 1996-2000, the KirchGroup licensed certain rights to newly produced television mini-series, series and certain theatrical feature films in Germany and the German-language territories as well as made-for-television movies for continental Europe. The Company has the option to extend that agreement for an additional five years.

In March 1993, the Company launched its basic cable/satellite delivered channel, TeleUNO, which eventually reached approximately 6.5 million subscribers in Latin America, including Mexico, Argentina and Brazil. In May 1998, a subsidiary of Sony Pictures Entertainment Inc. acquired substantially all of the assets of, and assumed substantially all of the Company's liabilities relating to, TeleUNO, including its programming liabilities.

Domestic basic cable television networks potentially represent an increasingly significant market for the Company's original, off-network and library product. The Company has taken advantage of this demand for original programming by producing "Any Day Now" for Lifetime. Cable exhibition has effectively developed as an alternative market, albeit traditionally a less lucrative one, than domestic syndication. However, each year a greater number of successful network television series are being licensed to basic cable in lieu of or in addition to domestic broadcast syndication and certain high-profile and successful programming is able to generate off-network license fees comparable to the fees available in domestic syndication. Additionally, cable exhibitors in some instances have purchased rights to short-running television series which do not include sufficient episodes to allow for traditional off-network syndication. The series "Melrose Place" and "Models, Inc.," on the one hand, and "Hotel," "Beverly Hills, 90210," "Vegas" and "Dynasty," among others, have been licensed to E! Television and F/X, respectively. These services help to substitute for The WB and UPN stations that no longer license off-network product due to these networks supplying new programs to their affiliated stations.

See "Government Regulation" for restrictions placed on exhibition of the Company's entertainment product in certain markets.

LICENSING AND MERCHANDISING

Hamilton Projects is a full-service consumer product and promotional licensing agency providing its clients with strategic planning, concept development and product marketing program management. Hamilton Projects typically earns its fees through a commission based upon the royalties earned by its clients from the sale of licensed consumer products, promotions and books based upon the copyrights, trademarks and trade names of the companies or products it represents. In addition to managing the consumer product merchandising programs for "Beverly Hills, 90210,(R)" "Melrose Place(R)," "Charmed(TM)," and "7th Heaven(TM)," Hamilton Projects also represents several third parties, such as Jeep(R), Dr. Scholl's,(R) Comedy Central's "South Park"(TM) and the United States Postal Service(R). Through the efforts of Hamilton Projects, the Company has taken advantage of various consumer product and promotional opportunities such as a packaged goods promotion for "7th Heaven(TM)" on 15 million Post Cereal Boxes; the operation of World Wide Web sites on the Internet; the introduction of the "Charmed" books; as well as the traditional merchandising of clothing, posters, calendars, toys and books.

HOME VIDEO DISTRIBUTION

In September 1998, the Company entered into a license agreement with Artisan for the home video and DVD distribution rights to the Company's approximately 3,000 titles. Under the terms of the seven-year agreement, Artisan will distribute the titles primarily to the sell-through market in the U.S. and Canada. Prior to this, domestically, videocassettes had been sold by Republic through its sales force to independent wholesalers for resale to retail outlets, or directly to retailers, for the sell-through market.

As a result of the decrease in demand for made-for-video product, and the expectation that this trend would continue, the Company ceased to acquire made-for-video titles in 1997, and in 1998 distributed only those titles for which it had prior contractual commitments. In August 1997, the Company ceased the wholesale distribution of home video rental titles, licensing for distribution its remaining seven 1997 rental titles, including "Night Falls on Manhattan," to Paramount Home Video.

Internationally, where rights were available, the Company licensed third parties to distribute its product in the home video market, generally in exchange for a minimum guarantee against future royalties.


TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

The Company or its subsidiaries own various United States trademarks and service marks, including, among others, SPELLING ENTERTAINMENT(R), SPELLING TELEVISION(R), BEVERLY HILLS, 90210(R), MELROSE PLACE(R), 7TH HEAVEN(TM), BIG TICKET TELEVISION(R), JUDGE JUDY(TM), MOESHA(TM), WORLDVISION ENTERPRISES(R) and REPUBLIC ENTERTAINMENT(R), and has applied for registration for numerous other marks relating to its entertainment product in the United States and foreign countries. The Company or its subsidiaries own various foreign trademark and service mark registrations and have pursued licensing and/or merchandising opportunities related to the use of certain of these marks. The Company registers and endeavors to take the necessary actions to protect the marks created and acquired in its businesses. See "Distribution - Licensing and Merchandising."

The Company regularly obtains copyright protection for each episode of its television programs and for other entertainment product. Certain of the Company's copyrights, trademarks and service marks may be considered material to the Company's business.


DISCONTINUED OPERATIONS

In August 1998, the Company entered into an agreement to sell the majority of the development assets of VIE, including VIE's subsidiary Westwood Studios, Inc., to Electronic Arts. In November 1998, the Company completed the sale of all non-U.S. operations of VIE to an investor group, completing the Company's disposal of its interactive game business. The Company is in the process of liquidating the remaining U.S. operations of VIE. Accordingly, VIE is presented as a discontinued operation in the accompanying financial statements.

VIE was a developer, publisher and worldwide distributor of interactive games and developed its products for use on both multimedia personal computers and dedicated gaming consoles. VIE generated its revenues through the sale, distribution and licensing of products that it had developed internally, through collaboration with external developers, or through other co-publishing, licensing or distribution relationships with third parties.

Prior to 1992, the Company, formerly known as The Charter Company, was engaged in petroleum operations, all of which have been sold or discontinued.

Additional information relating to discontinued operations, including information regarding environmental contingencies, is provided in the accompanying financial statements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Discontinued Operations" and Notes 1, 2 and 9.


COMPETITION

The entertainment industry is highly competitive with many companies competing for available literary properties, creative personnel, talent, production personnel, distribution channels and financing which are essential to acquire, develop, produce and distribute entertainment product. The Company's competitors include major motion picture and television companies, the broadcast and cable networks, as well as independent production and distribution companies. Certain of the Company's competitors have greater financial resources and better access to distribution than the Company.

Licensing television programming to broadcast and cable networks has become increasingly competitive as broadcast networks are now permitted to have a financial interest in and/or own syndication rights to programs they broadcast. (See "Government Regulation.") The broadcast networks now air a significant amount of programming in which they have financial interest and syndication rights. In addition, certain of the Company's competitors have developed their own programming services which may reduce the time periods available for the Company to exploit its programming.

Despite the fact that the Company may receive an order from the networks for the production of a pilot, series, movie or mini-series, the networks are under no obligation to actually broadcast the Company's product. The Company's successful off-network domestic sale of a network series generally depends upon the ratings achieved through network exhibition of such a series over a number of years. In turn, the Company's overall success in achieving multiple years of network exhibition of a series is dependent upon unpredictable factors such as the viewing public's acceptance as reflected by a program's ratings. Similarly, the overall success of the Company's first-run syndicated programming is dependent upon its ability to attain sufficient ratings to support the continuing renewal of the program.

The Company's ability to compete in certain countries is affected by an increase in investment in local production by local and U.S. media companies as well as local restrictions and quotas. Governments of certain countries require that a minimum percentage of locally produced programming be broadcast. See "Government Regulation."

The Company is subject to certain business risks as a result of changing technologies in the media, communications and computer industries. Changes in new digital disk systems, direct-to-home satellite systems and other new delivery systems also may provide new opportunities and markets for the Company. The Company endeavors to adjust to technological developments affecting delivery systems and seeks to minimize the risk to the Company of technological change to a particular media.


GOVERNMENT REGULATION

The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the U.S. is substantially affected by regulations of the Federal Communications Commission ("FCC") applicable to television stations, television networks and cable television systems and channels. With respect to the ownership of programming by broadcast television networks, in September 1995 the FCC repealed its rules prohibiting such networks from acquiring financial interest and syndication rights in television programming produced by program suppliers such as the Company. Accordingly, the networks are able to own the programming that they broadcast, and increasingly become competitors of the Company in the production and distribution of programming. As to ownership of broadcast television stations on a national basis, in February 1996 Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which, among other things, eliminated the 12-station cap on nationwide ownership of television stations and increased from 25% to 35% the nationwide audience reach of commonly owned television stations. This provision of the 1996 Act served to further increase the ability of the broadcast networks and major studios to secure distribution for their own programming product. On a local basis, various FCC rules and policies limit the ownership of broadcast television stations. As directed by the 1996 Act, the FCC recently initiated a biennial review of national and local ownership rules. Changes in these rules could augment the market power of television group owners and could have an impact on the market for the Company's syndicated television product.

In 1989, the 12-member European Community ("EC") adopted a directive that its member states insure that more than 50% of the programming shown on their television stations be European-produced "where practicable and by appropriate means to be achieved progressively on the basis of suitable criteria." These guidelines could restrict the amount of American television programming and number of feature films that are shown on European television. In the recently concluded General Agreement on Trade & Tariffs, the EC refused to make any commitment to modify these guidelines or to refrain from adopting additional barriers. Because of significant questions regarding interpretation and enforcement, as well as the possible future modification of the current guidelines, the Company cannot predict what effect they may have on its business. In its review of the 1989 directive, the EC agreed to continue with the 1989 wording which will not tighten the quotas or reduce the flexibility with regard to the quotas. In addition, many European countries have adopted individual national restrictions on broadcasting of programming based on origin. Other countries in which the Company distributes its programming may adopt similar restrictions, which may have an adverse effect on the Company's ability to distribute its programs or create stronger incentives for the Company to establish ventures with international firms. Further, foreign countries have regulations that impact or regulate the Company's customers.

Congress is presently considering a revision to the compulsory copyright license schemes applicable to direct-to-home satellite video programming ("DTH") distributors. In August 1997, a copyright arbitration royalty panel ruled that the DTH rates for retransmission of distant broadcast signals should be increased. This decision was upheld by the Librarian of Congress who set the effective date for the rate increase as of January 1, 1998. The new rate increase was unsuccessfully challenged in Federal Court. In January of this year, the Court of Appeals for the D.C. Circuit affirmed the lower court ruling, upholding the rate increase. Legislation has been introduced in the Senate to reduce the compulsory copyright license rate and to extend the term until 2004. Legislation has not yet been introduced in the House of Representatives. The final rate to be paid by the satellite distributors could affect the revenues that the Company derives from the compulsory license royalty fee pool.

The effect of the foregoing regulations on the Company's operations cannot be accurately assessed at this time.


EMPLOYEES

At December 31, 1998, the Company had approximately 400 employees. In addition, the Company employs a large number of individuals for particular television productions. As a result, the total number of employees can vary substantially during the course of a year, depending upon the number and scheduling of its productions.

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

The following table sets forth the collective bargaining agreements to which certain of the Company's subsidiaries are parties, and the relevant expiration dates:

                                                                                   CONTRACT
        UNION                                                                   EXPIRATION DATE
        -----                                                                   ---------------
        Writers Guild of America................................................May 1, 2001
        Screen Actors Guild.....................................................June 30, 2001
        American Federation of Television and Radio Artists.....................November 15, 2001
        American Federation of Musicians (TV Film)..............................February 15, 1999
        American Federation of Musicians (TV Tape)..............................May 31, 1999
        Directors Guild of America..............................................June 30, 1999
        Directors Guild of America Freelance Live and Tape
         Television Agreement...................................................June 30, 1999
        International Alliance of Theatrical
         and Stage Employees (IATSE) (United States)............................July 31, 2000
        IATSE Videotape Agreement...............................................July 31, 2000

Although the Company considers its guild and union relationships to be satisfactory at present, the renewal of union contracts does not depend on its activities or decisions alone and is largely beyond the Company's control.

Spelling Television and Big Ticket Television are signatories to collective bargaining agreements negotiated by the Alliance of Motion Picture and Television Producers ("AMPTP"). The AMPTP is currently negotiating with the American Federation of Musicians ("AFM") for a new collective bargaining agreement. The AMPTP and the Directors Guild of America ("DGA") are currently negotiating but have not yet concluded a deal for a new collective bargaining agreement. If new agreements are not reached by the expiration of the current AFM and DGA agreements, or if any other material collective bargaining agreement is not concluded on a timely basis, there could be a resulting work stoppage which could have an adverse impact on the Company's production activities. In addition, agreements concluded with various guilds may contain terms which may have an adverse impact on the Company.


ITEM 2. PROPERTIES

The Company leases office space of approximately 132,000 square feet in Southern California and 54,000 square feet in New York City for its continuing operations. In addition, the Company leases offices in other cities in the United States and in various other countries throughout the world in connection with its international distribution activities. The Company also rents facilities on a short-term basis for the production of its entertainment product. Management believes comparable space is readily available should any lease expire without the prospect of renewal.


ITEM 3.    LEGAL PROCEEDINGS

The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its entertainment business operations. The Company believes that pending lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

The Company is involved in a number of legal actions including threatened claims, pending lawsuits and contract disputes in connection with certain bankruptcy and environmental matters relating to the Company's discontinued operations, as well as other matters. While the outcome of these suits and claims cannot be predicted with certainty, the Company believes, based upon its current knowledge of the facts and circumstances and its understanding of the applicable law, that the ultimate resolution of such suits and claims will not have a material adverse effect on the Company's results of operations or financial condition. This belief is also based upon the reserves which have been established in connection with these matters and the Company's coverage under an insurance-type indemnity agreement which covers up to $35,000,000 of certain such liabilities in excess of a threshold amount of $25,000,000, subject to certain adjustments. Substantial portions of such reserves and indemnity are intended to cover environmental costs associated with the Company's former petroleum operations. Although there are significant uncertainties inherent in estimating environmental liabilities, based upon the Company's experience it is considered unlikely that the number of possible environmental liabilities and Chapter 11 disputed claims would exceed the amount of the reserves by more than $50,000,000, a substantial portion of which would be covered by the indemnity discussed above. (For a more complete description of such legal matters, see the discussion under "Contingencies" in Note 9.)


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


                                     1998                      1997
                             -------------------       --------------------
               Quarter          Low       High           Low         High
                First        $ 7        $ 9            $ 5 1/2     $ 8 3/8
               Second          8 7/16     9 1/2          5 1/4       7 1/8
                Third          6          9 7/16         6 3/8       9 3/16
               Fourth          6 3/16     8              6 5/8       9 1/8


The number of holders of record of the Company's Common Stock as of March 26, 1999, was approximately 8,500. The Company does not currently pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain data for the years ended December 31 (in thousands, except per share data). Refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" and Note 9 for discussion of discontinued operations.


                                            1998            1997             1996            1995           1994
                                          ---------       ---------        ---------       ---------       ---------
Income Statement Data:
Revenue from continuing
   operations                             $ 586,125       $ 564,239        $ 497,601       $ 452,150       $ 416,445
Operating income                          $  15,667       $   1,056        $  23,790       $  66,252       $  40,394
Net income (loss) from
   continuing operations                  $   8,942       $ (12,322)       $   4,075       $  34,131       $  19,430

Earnings before income taxes,
   depreciation and amortization
   (EBITDA)                               $  25,204       $  10,207        $  32,386       $  74,043       $  47,321

Net income (loss) per common
  share from continuing operations:
      Basic                               $    0.10       $   (0.14)       $    0.04       $    0.39       $    0.26
      Diluted                             $    0.10       $   (0.14)       $    0.04       $    0.38       $    0.26

Balance Sheet Data:
Total assets                              $ 772,949       $ 773,580        $ 840,346       $ 956,836       $ 871,245
Long-term debt                            $ 239,930       $ 289,000        $ 315,000       $ 210,000       $ 181,805
Shareholders' equity                      $ 271,207       $ 271,018        $ 319,743       $ 558,520       $ 528,447
Cash dividends per
   common share                           $      --       $      --        $      --       $      --       $    0.06

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes.


BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

The Company has acquired, invested in or divested businesses based on financial and strategic considerations. The Company may from time to time invest in, acquire or divest businesses or assets in addition to those described below.

The Company is strengthening its core television business in an effort to improve its performance in an increasingly competitive environment. This has included a significant increase in the production of new television series and first-run syndication programming, as well as expanded efforts to exploit the Company's entertainment product on an international basis. As part of its focus on its core business, the Company announced its intention to dispose of its interactive game business, VIE. As a result of this decision, VIE is being treated as a discontinued operation in the accompanying financial statements. On September 4, 1998, the Company completed the sale of the stock of Westwood Studios, Inc., a subsidiary of VIE, and certain development assets of VIE for $122,500,000 in cash. The proceeds of this transaction were used to pay down bank debt and other costs associated with the transaction. On November 10, 1998, the Company completed the sale of all non-US operations of VIE, effectively completing the disposal of its interactive game business. (See "Results of Operations - Discontinued Operations" and "Financial Condition" below and Note 9 regarding the disposition of VIE.)

In the third quarter of 1997, the Company determined that it was appropriate to exit the business of distributing video titles in the domestic rental market. The Company has ceased to acquire made-for-video titles other than those for which it had previously made contractual commitments. Further, in August of 1997, it licensed its remaining made-for-video titles scheduled for initial release during the remainder of 1997, and eliminated the sales infrastructure and other support functions specifically serving this market.

In February 1998, the Company announced its decision to exit the theatrical feature film business and close Spelling Films. The Company recorded a charge of $20,000,000, including the write-down to estimated net realizable value of capitalized development projects which will be sold or abandoned, reserves for commitments to various talent, as well as severance costs related to Spelling Films' employees. (See Note 2 and "Provision for Closure of Film and Video Divisions" below.)

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company recognized a gain of $7,030,000 from this transaction in the second quarter, which is reflected in the accompanying financial statements. (See Note 2 and "Gain on Sale of TeleUNO" below.)

In September 1998, the Company entered into a seven-year licensing agreement with Artisan covering the domestic and Canadian home video and digital video disc ("DVD") distribution rights to approximately 3,000 titles remaining in the Company's library. The Company recorded a charge to exit the domestic home video distribution business of $3,995,000 in 1998, including severance costs related to employees of Republic Entertainment Inc. ("Republic"), the reduction of carrying values of physical inventory sold to Artisan and the write-down to the estimated net realizable value of certain titles. (See Note 2 and "Provision for Closure of Film and Video Divisions" below.)

On March 19, 1999, Viacom submitted a proposal to the Company's Board of Directors (the "Board") to acquire all outstanding shares of the Company not already held by Viacom. The Board formed a Special Committee of independent directors to review Viacom's proposal. The Special Committee has retained legal advisors and will be retaining financial advisors shortly to assist the Special Committee in its review of the proposal.


RESULTS OF OPERATIONS

The results of operations for any period are significantly affected by the quantity and performance of the Company's entertainment product which is licensed or sold to, and available for exhibition by, licensees or customers in various media and territories, the number of series being produced by the Company during a given period and the volume, performance and production costs associated with the Company's new television product. Consequently, results of operations may vary significantly between periods, and the results of operations in any one period may not be indicative of results of operations in future periods. Due to the aforementioned factors and those discussed below, the Company's net income is generally negatively impacted in the fourth quarter each year.

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

First-run syndicated television series, which are sold on a cash basis, barter basis or a combination of both, typically do not generate sufficient revenue to cover the production and promotion costs of the programs during their initial years and such financial risk is borne exclusively by the Company. However, with strong ratings, the series may generate significant revenue which may be realized by the Company through its cash license fees and barter arrangements.

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen, as well as any changes in the law and governmental regulations. On September 6, 1995, the FCC released an order repealing its rules which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. Accordingly, the networks are able to own the programming that they broadcast, and increasingly compete with the Company in the production and distribution of programming. The Telecommunications Act of 1996 eliminated the restrictions on the number of television stations that one entity may own and increased the national audience reach limitation by one entity from 25% to 35%, which served to further enhance the broadcast networks' and major studios' ability to secure distribution for their own product.

The following paragraphs discuss significant items in the Consolidated Statements of Operations for the three years ended December 31, 1998.

REVENUE

The following table sets forth the components of the Company's revenue for the three years ended December 31 (in thousands):


                                          1998            1997            1996
                                        --------        --------        --------
Television                              $487,865        $446,572        $402,600
Non-television distribution               61,542          97,043          74,700
Licensing and merchandising               22,110          15,643          15,076
Other                                     14,608           4,981           5,225
                                        --------        --------        --------
                                        $586,125        $564,239        $497,601
                                        ========        ========        ========


Television revenue increased $41,293,000 (9%) and $43,972,000 (11%) in 1998 and
1997, respectively. The increase in 1998 arose primarily from (i) higher per episode network license fees; (ii) increased hours of programming delivered to broadcast and cable networks, and (iii) improved performance of the Company's first-run syndication products, including "Judge Judy." The increase in 1997 was attributable to (i) higher per episode network license fees; (ii) increased hours of programming delivered to the networks, including the new daytime serial "Sunset Beach;" and (iii) increased first-run syndication revenue. These 1997 increases were offset by reduced revenue from exploitation of the Company's library. (See Note 1.)

Non-television distribution revenue represents revenue generated from the distribution of entertainment product in the home video and theatrical markets. Such revenue decreased $35,501,000 (37%) in 1998 from 1997. This decrease is primarily due to the closure in February 1998 of Spelling Films and the Company's 1997 and 1998 decisions to exit the business of distributing home video titles in the domestic market, offset by revenue recognized from the Artisan domestic distribution licensing agreement. Non-television distribution revenue increased $22,343,000 (30%) in 1997 from 1996 primarily due to the release in 1997 of "Night Falls on Manhattan" both theatrically and on home video, the international theatrical releases of "Breakdown" and "In & Out" and the domestic release of "House of Yes." Also contributing to the 1997 increase was the home video release of "Bound" and "Stephen King's Thinner" in 1997, both of which were feature films released theatrically by Spelling Films.

Licensing and merchandising revenue increased $6,467,000 (41%) and $567,000 (4%) in 1998 and 1997, respectively. The increase in both periods is due to an increase in revenue from third-party clients, particularly relating to merchandising and licensing agreements with Comedy Partners for the television show "South Park."

Other revenue increased $9,627,000 (193%) in 1998 from 1997 and decreased $244,000 (5%) in 1997 from 1996. The increase in 1998 is primarily due to the recognition of a new agreement with Famous Music Corporation and Ensign Music Corporation for the administration of the Company's music rights and the associated non-refundable advances received pursuant to the terms of the agreement. The decrease in 1997 is primarily attributable to reduced stage rental revenue due to the closing of these operations in Canada.

Certain operations of the Company generate revenue denominated in foreign currencies and, as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in French francs and Canadian dollars, among others. The Company has no material transactions denominated in Asian currencies.


GAIN ON SALE OF TELEUNO

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company recognized a gain of $7,030,000 in the quarter ended June 30, 1998, relating to the sale.


ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs, including deficits recognized on new programming, and the accrual of third-party participations and residuals. (See Note 1.) Such costs decreased $9,301,000 (2%) and increased $90,681,000 (22%) in 1998 and 1997, respectively, from the prior years. The decrease in 1998 versus 1997 resulted primarily from the Company's exit from the feature film business, partially offset by increased television production write-downs. The increase in 1997 primarily resulted from the increase in revenue discussed above. Additionally, the percentage relationship between such costs and the related revenue was 85%, 89%, and 83% in 1998, 1997 and 1996, respectively. This percentage relationship is a function of
(i) the mix of entertainment product generating revenue in each period and (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs.

Included in entertainment product costs above were write-downs to net realizable value with respect to its television product of $44,039,000, $23,856,000 and $29,331,000 in 1998, 1997, and 1996, respectively. The increase in 1998 from 1997 was primarily attributable to deficits associated with new television production, which was significantly increased in the current year. Also, write-downs to net realizable value of $4,647,000, $20,680,000, and $14,636,000 were recorded in 1998, 1997, and 1996, respectively, related to theatrical and made-for-video feature films. The significant decrease in 1998 versus 1997 was a result of the Company's decision to exit the feature film business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs decreased $389,000 (1%) and $1,309,000 (2%) in 1998 and 1997 respectively, from the prior years. The decrease in 1998 results primarily from the Company's 1997 exit from the business of distributing video titles in the domestic rental market, the Company's February 1998 exit from the theatrical film business and the Company's ongoing costs savings initiatives, offset by higher costs associated with the Company's year 2000 remediation efforts and a decrease in overhead capitalized to product. (See "Year 2000" below.) The decrease in 1997 resulted from the impact of executive severance expense in 1996 with no similar expense in 1997 and the impact of the Company's ongoing cost savings initiatives.


PROVISION FOR CLOSURE FOR FILM AND VIDEO DIVISIONS

A charge of $20,000,000 was recorded in the quarter ended March 31, 1998 related to the Company's decision to exit the theatrical feature film business and close Spelling Films. This charge includes the write-down to estimated net realizable value of capitalized development projects to be sold or abandoned, reserves for commitments to various talent, as well as severance costs related to Spelling Films' employees. As of December 31, 1998, the remaining accrual balances for this provision was $2,862,000 and is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet. (See Note 1.)

In conjunction with the licensing of home video rights to approximately 3,000 titles in the Company's library, in 1998 the Company recorded a charge to exit the domestic home video distribution business of $3,995,000. The charge included severance costs related to Republic employees, the reduction of carrying values of physical inventory sold to Artisan and the write-down of certain titles to their estimated net realizable value. As of December 31, 1998, the remaining accrual balance of this reserve was $2,431,000 and is included in the accounts payable, accrued expenses and other liabilities in the accompanying balance sheet. (See Note 1.)

INTEREST EXPENSE, NET

Interest expense decreased $1,740,000 (8%) in 1998 from 1997 and increased $6,497,000 (45%) in 1997 from 1996. The decrease in 1998 is due to lower average indebtedness, under the Company's credit arrangements. The increase in 1997 was due to higher average indebtedness, as well as an increase in the average interest rate. Interest expense in 1997 was net of $981,000 capitalized to feature film production costs. (See Note 4 and "Financial Condition" below.) The Company's interest expense is dependent upon the interest rates on its outstanding obligations, and the Company could experience significant increases or decreases in interest expense resulting solely from fluctuations in such interest rates.


OTHER, NET

Other income, net, increased $21,144,000 (460%) and $4,209,000 (1096%) in 1998 and 1997, respectively, from the prior years. The increase in 1998 is primarily due to the recognition of a realized gain related to the sale of an investment in Gemstar International. The increase in 1997 is primarily due to the recognition of a non-cash gain from a common stock investment upon the merger of the original investee with Gemstar International.


PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $15,981,000 to a provision of $15,000,000 in 1998 as compared to a benefit of $981,000 in 1997, largely as a result of the increase in income from continuing operations and an increase in the effective tax rate, offset by certain adjustments to tax attributes and valuation allowances. The effective tax rate increased to 63% in 1998 from 7% in 1997 largely as a result of changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes. The provision for income taxes is primarily non-cash in nature due to the use of tax attribute carryforwards. (See Note 8.)

During 1998, the Company recognized an income tax benefit of $8,750,000 related to the discontinued operations of VIE. No similar benefit was recognized in 1997 or 1996 due to management's assessment of the realizability of such benefit at that time. (See "Discontinued Operations" below.)

During 1997, the Company's provision for income taxes decreased $8,234,000 to a benefit of $981,000 as compared to a provision of $7,253,000 in 1996, largely as a result of the decrease in income from continuing operations and adjustments to tax attributes and valuation allowances offset by a decrease in the effective tax rate. The effective tax rate decreased to 7% in 1997 from 64% in 1996, largely as a result of changes in the relationships between revenue and expenses comprising income from continuing operations before income taxes and adjustments to tax attributes.

Viacom owns approximately 80% of the outstanding shares of the Company. Therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Directors of the Company approved an agreement between the Company and Viacom that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom; as a result, the Company does not anticipate any material impact to its financial condition or results of operations. Furthermore, the majority of the amounts reported as current and deferred taxes represent amounts that are ultimately payable to, or receivable from, Viacom pursuant to the Tax Agreement.


DISCONTINUED OPERATIONS

INTERACTIVE GAME BUSINESS. The financial position of the discontinued operations of VIE is included in the balance sheets under the captions "Net liabilities related to discontinued operations" as of December 31, 1998 and 1997, respectively. During 1998, the Company recorded a provision of $16,250,000, net of a $8,750,000 currently realizable income tax benefit, to provide for the costs of shut-down, net of the proceeds from the sale of VIE's remaining operations and assets. During 1997, the Company recorded a provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition, resulting in net liabilities at VIE. During 1996, the net assets of VIE decreased by approximately $194,000,000 as a result of operating losses, the recording of an impairment loss with respect to the carrying value of goodwill and accounting adjustments recorded in connection with the Company's decision to dispose of VIE. (See "Financial Condition" below and Note 9 regarding the disposition of VIE.)

On July 30, 1994, the Company and BEC entered into an exchange agreement (the "Exchange Agreement") and consummated the transactions contemplated thereby (the "Acquisition"). Pursuant to the Exchange Agreement, BEC delivered to the Company 8,686,984 ordinary shares (the "Ordinary Shares") of VIEL and an option to acquire 550,000 Ordinary Shares of VIEL (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. BEC had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 91% of VIEL's Ordinary Shares. In connection with the Acquisition, the Company also entered into put- and call-option agreements with respect to the Ordinary Shares of VIEL not owned by the Company. On June 8, 1995, Blockbuster Entertainment Group ("BEG") acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. BEG and the Company had executed amendments to extend the put- and call-option agreements, which were originally scheduled to expire in July 1995, through December 31, 1998. Effective November 9, 1998, the put- and-call option agreements were terminated by mutual agreement. (See Note 9.)

PETROLEUM BUSINESS. The Company, formerly known as The Charter Company ("Charter"), was engaged in petroleum operations, and in 1992 sold substantially all of the remaining such operations without material gain or loss. The Company continues to sell the few remaining assets of the discontinued operations whenever possible and to resolve remaining claims and liabilities. (See Note 9.) The financial position of the discontinued operations of Charter is presented in the balance sheets under the caption "Net liabilities related to discontinued operations." Included in such amounts are certain allowances for estimated expenses related to environmental matters and disputed claims relating to the reorganization in 1986 under Chapter 11 of the Bankruptcy Code. These allowances totaled approximately $5,349,000 and $9,331,000 at December 31, 1998 and 1997, respectively. (See Note 9.)

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


FINANCIAL CONDITION

CONTINUING OPERATIONS. The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $456,960,000 and $385,020,000 in 1998 and in 1997, respectively. The cost of producing network television programming is borne by the Company to the extent costs are not recouped through network license fees and cash receipts from both cash and barter licensing arrangements on syndicated product.

The deficit financing of its network programming and the cost of other production and acquisition activities has historically been funded through the Company's operating cash flow and borrowings under its credit arrangements. The Company's principal credit agreement is with Viacom (the "Viacom Credit Agreement"). (See Note 4.) The Viacom Credit Agreement provides for a term loan facility of $200,000,000 and a revolving credit facility of $155,000,000 and the Company's working capital and other requirements. At December 31, 1998, $115,070,000 was available under these facilities to fund the Company's operations and investments. (See Note 4.) The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company expects to have sufficient resources available from the cash provided by operating activities and funds available under its credit facilities and other financing sources to meet its ongoing plans for the production, acquisition and distribution of entertainment product. (See Note 4 regarding certain acceleration provisions of the Viacom facility.)

DISCONTINUED OPERATIONS. A wholly owned subsidiary of VIE had a revolving multi-currency credit agreement for $100,000,000 with a bank in the U.S. (the "Credit Agreement"). On September 8, 1998 total borrowings under the Credit Agreement in the amount of $97,000,000 were repaid and the Credit Agreement was terminated. As of December 31, 1997, the Company had no letters of credit outstanding under the Credit Agreement. (See Note 9.)

Another wholly owned subsidiary of VIE had a credit facility with a bank in the United Kingdom ("the UK Facility") in the net amount of 10,000,000 pounds sterling, which the Company and Viacom had guaranteed. On November 10, 1998, total borrowings under the UK Facility were repaid and the UK Facility was terminated. Borrowings under the UK Facility as of December 31, 1997 were $11,090,000, and the Company had approximately $938,000 in letters of credit outstanding to guarantee its interactive game purchases. (See Note 9.)

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on marketable equity securities and foreign currency translation gains and losses. The Company adopted SFAS No. 130 in the accompanying financial statements. (See Note 5).

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company adopted SFAS No. 131 in 1998 in the accompanying financial statements.

In October 1998, the FASB released an exposure draft of the proposed statement on "Recission of FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films," ("SFAS 53"). An entity that previously was subject to the requirements of SFAS 53 would follow the guidance in a proposed Statement of Position, "Accounting by Producers and Distributors of Films." This proposed Statement of Position would be effective for financial statements for fiscal years beginning after December 15, 1999 and could have a significant impact on the Company's results of operations and financial position depending on its final outcome. The Company has not concluded on its impact given the preliminary stages of the proposed Statement of Position.

YEAR 2000

OVERVIEW

The widespread use of computer programs that rely on two-digit dates to perform computations and decision making functions may cause computer systems to malfunction prior to or in the year 2000 ("Y2K") and lead to significant business delays and disruptions in the U.S. and internationally. The Company started its Y2K initiative in December 1997 by developing a program to identify and mitigate Y2K risks. External consulting firms and contractors have been engaged by the Company to assist with Y2K remediation. At present it is anticipated that the Company will complete its program to have substantially all critical and non-critical systems compliant prior to the end of the third quarter of 1999.

The Company is reviewing its Y2K issues based upon three areas: applications, infrastructure and business partners.

o The applications cover the software systems resident on mid-range, network and desktop computers. The Company defines an application as a collection of programs directly related to a common system. For example, a financial application can include all the general ledger and accounts receivable software code used to process information throughout an operating segment. In addition, the Company's applications have been segregated into critical and non-critical applications. Critical applications are software systems which, if not operational, would have a material impact on business operations.
o Infrastructure includes the computers, data and voice communications networks, and other equipment which use embedded chip processors (e.g., film projectors, tape duplication equipment, inventory movement systems, etc.).
o The business partners include third party vendors, customers and public entities whose systems may interface with the Company or whose own operations are important to the Company's daily operations.

These three areas have been addressed using a five phase program: inventory, assessment, remediation, testing and contingency planning.

o Phase 1 inventories the respective applications, hardware and business partners.
o Phase 2 involves assessing the Y2K effects concerning each application, hardware systems or business partner relationship; and subsequently determining the risk to operations and assigning priorities.
o Phase 3 establishes and implements specific plans for the remediation of applications and hardware systems and for the determination of business partners' compliance.
o Phase 4 tests each application and hardware system and reviews business partners' compliance under the plans established in Phase 3 to ensure that Y2K issues no longer exist.
o Phase 5 covers the development of contingency plans in the event internal or external systems are not compliant.

Changes may occur to the Company's operations during the implementation of its Y2K program or subsequent to the completion of each phase; therefore, management may periodically revise its plans. The Company continues to review and test systems for Y2K compliance as changes occur.

STATE OF READINESS

The Company's Y2K progress as of March 22, 1999 is as follows:

APPLICATIONS

The inventory and assessment phases for the Company are completed. The critical applications for accounting, rights management and payroll are currently being remediated and are expected to complete testing in the second quarter of 1999. All critical milestones have been met. The critical applications for domestic and non-domestic banking operations have been remediated and are currently awaiting testing to be completed in the second quarter.

INFRASTRUCTURE

The inventory and assessment phases for computer systems have been completed. The inventory and assessment of the remaining non-computer domestic systems (e.g., telecommunications equipment) will be completed by the second quarter of 1999. The remediation and testing of all critical equipment is over 90% complete and will be completed in the third quarter of 1999.

BUSINESS PARTNERS

During the course of business operations, the Company relies on third party business partners to provide goods and services to the Company, to distribute and to sell the Company's products. These business partners also include public utilities, governmental agencies and financial institutions. The disruption of receiving goods or services or distributing and selling the Company's products could adversely affect the financial condition of the Company. Although the Company has little or no control over the remediation and testing of these third party systems, the Company is taking action in an effort to determine the level of Y2K compliance at each third party. These actions include, but are not limited to, requesting written confirmation of a business or business system's Y2K compliance; directly meeting with a business' management; and, performing additional independent tests. Subsequent to the Company's review of third party Y2K compliance, management is determining the need for contingency plans.

The Company has completed approximately 90% of the inventory and assessment phase of business partners and expects to be completed by the second quarter of 1999. The determination of third party Y2K compliance will continue through the end of the year.

CONTINGENCY PLANS

As the remediation, testing and review of each application, infrastructure item and business partner occurs, the Company is determining the need for contingency plans. Where appropriate, plans addressing both operational and technical requirements and alternatives are being developed. This phase will continue through the end of 1999.

COSTS

Y2K costs have been expensed as incurred, except those directly related to the replacement of non-compliant systems which have been capitalized. As of February 28, 1999, the Company had incurred costs of approximately $1,689,000, of which $895,000 has been capitalized. The estimated additional costs to complete the Y2K program are currently expected to approximate $1,238,000, of which approximately $106,000 are expected to be capitalized. Based on these amount, the Company does not expect the costs of Y2K program to have a material effect on its results of operations, financial position or liquidity.

RISKS

The Company's goal is to achieve timely and substantial Y2K compliance, with remediation work assigned based upon how critical each system is to the Company's business. In addition, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Y2K problem. Due to the general uncertainty inherent in the Y2K problem resulting in part from the uncertainty of compliance by the Company's principal business partners and third party providers, the Company is unable to determine at this time what the consequences of Y2K may be. The Company will continue to devote the necessary resources to complete its Y2K program and contingency plans and believes that the completion of its Y2K program and contingency plans should significantly mitigate operational and financial risks.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX


                                                                                      PAGE
                                                                                      ----
Report of Independent Accountants                                                      24

Consolidated Balance Sheets:
   December 31, 1998 and 1997                                                          25

Consolidated Statements of Operations:
   Years ended December 31, 1998, 1997 and 1996                                        26

Consolidated Statements of Changes in Shareholders' Equity:
   Years ended December 31, 1998, 1997 and 1996                                        27

Consolidated Statements of Cash Flows:
   Years ended December 31, 1998, 1997 and 1996                                        28

Notes to Consolidated Financial Statements                                             29

   "Selected Quarterly Financial Data" has been included in Note 12 to the Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF SPELLING ENTERTAINMENT GROUP INC.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. present fairly, in all material respects, the financial position of Spelling Entertainment Group Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PRICEWATERHOUSECOOPERS LLP



Los Angeles, California
March 19, 1999

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            December 31,
                                                                     --------------------------
                                                                        1998            1997
                                                                     ---------        ---------
                          Assets
Current Assets:
Cash and cash equivalents                                            $   7,086        $     860
Accounts receivable, net                                               127,473          104,150
Entertainment product, net                                             252,600          246,955
Other current assets                                                     4,256            4,372
                                                                     ---------        ---------
           Total current assets                                        391,415          356,337

Accounts receivable, net                                                43,248           90,593
Entertainment product, net                                             145,556          127,901
Property and equipment, net                                             10,875           11,409
Intangible assets, net                                                 181,835          187,320
Other noncurrent assets                                                     20               20
                                                                     ---------        ---------
                                                                     $ 772,949        $ 773,580
                                                                     =========        =========

           Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other liabilities             $  52,389        $  34,691
Accrued participation expense                                           78,252           59,490
Deferred revenue                                                        29,990           15,430
Income and other taxes                                                   5,940            4,103
                                                                     ---------        ---------
          Total current liabilities                                    166,571          113,714

Accrued participation expense                                           41,572           48,159
Long-term debt payable to Viacom                                       239,930          289,000
Deferred income and other taxes                                         24,546           25,245
Net liabilities related to discontinued operations                      29,123           26,444
                                                                     ---------        ---------
                                                                       501,742          502,562
                                                                     ---------        ---------
Commitments and contingent liabilities

                   Shareholders' Equity
Preferred Stock                                                             --               --
Common Stock, $.001 par value,
     - 300,000,000 shares authorized
     - 92,995,756 and 90,987,329 shares issued and outstanding              93               91
Capital in excess of par value                                         592,298          578,704
Accumulated deficit                                                   (320,663)        (313,355)
Other equity adjustments                                                  (521)           5,578
                                                                     ---------        ---------
          Total shareholders' equity                                   271,207          271,018
                                                                     ---------        ---------
                                                                     $ 772,949        $ 773,580
                                                                     =========        =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        Year ended December 31,
                                                            -------------------------------------------
                                                               1998             1997             1996
                                                            ---------        ---------        ---------
Revenue                                                     $ 586,125        $ 564,239        $ 497,601

Gain on sale of TeleUNO                                         7,030               --               --

Costs and expenses:
    Entertainment product costs                               495,225          504,526          413,845
    Selling, general and administrative                        58,268           58,657           59,966
    Provision for closure of film and video divisions          23,995               --               --
                                                            ---------        ---------        ---------
                                                              577,488          563,183          473,811
                                                            ---------        ---------        ---------

Operating income                                               15,667            1,056           23,790

Interest income                                                 1,726            1,976            1,585
Interest expense, net                                         (19,188)         (20,928)         (14,431)
Other, net                                                     25,737            4,593              384
                                                            ---------        ---------        ---------

Income (loss) from continuing operations
   before income taxes                                         23,942          (13,303)          11,328
Benefit (provision) for income taxes                          (15,000)             981           (7,253)
                                                            ---------        ---------        ---------

Income (loss) from continuing operations                        8,942          (12,322)           4,075
Loss from discontinued operations of VIE, net                      --               --         (103,820)
Estimated loss on disposal of VIE, net                        (16,250)         (40,000)        (151,380)
                                                            ---------        ---------        ---------

Net loss                                                    $  (7,308)       $ (52,322)       $(251,125)
                                                            =========        =========        =========


Weighted average number of common shares:
   Basic                                                       92,385           90,777           90,369
   Diluted                                                     93,158           90,777           91,298

Basic income (loss) per common share:
   Continuing operations                                    $    0.10        $   (0.14)       $    0.04
   Discontinued operations                                      (0.18)           (0.44)           (2.82)
                                                            ---------        ---------        ---------
   Basic loss per common share                              $   (0.08)       $   (0.58)       $   (2.78)
                                                            =========        =========        =========

Diluted income (loss) per common share:
   Continuing operations                                    $    0.10        $   (0.14)       $    0.04
   Discontinued operations                                      (0.18)           (0.44)           (2.79)
                                                            ---------        ---------        ---------
   Diluted loss per common share                            $   (0.08)       $   (0.58)       $   (2.75)
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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                                                   Accumulated
                                              Common Stock           Capital In                        Other          Total
                                       -------------------------     Excess of      Accumulated    Comprehensive   Shareholders'
                                         Number       Par Value      Par Value        Deficit      Income (Loss)      Equity
                                       ----------     ----------     ----------     -----------    -------------   -------------
Balance December 31, 1995              89,683,378     $       90     $  571,244     $   (9,908)     $   (2,906)     $  558,520
Exercise of options and warrants          941,943              1          4,878             --              --           4,879
Pension liability adjustment, net              --             --             --             --           1,453           1,453
Income tax benefit related
   to stock options                            --             --            138             --              --             138
Unrealized holding gain, net                   --             --             --             --           2,915           2,915
Cumulative translation adjustment              --             --             --             --           2,963           2,963
Net loss                                       --             --             --       (251,125)             --        (251,125)
                                       ----------     ----------     ----------     ----------      ----------      ----------
Balance December 31, 1996              90,625,321             91        576,260       (261,033)          4,425         319,743
Exercise of options
   and warrants                           362,008             --          2,274             --              --           2,274
Pension liability adjustment, net              --             --             --             --           2,555           2,555
Income tax benefit related
   to stock options                            --             --            170             --              --             170
Realized gain included in net loss             --             --             --             --          (3,484)         (3,484)
Unrealized holding gain, net                   --             --             --             --           4,124           4,124
Cumulative translation adjustment              --             --             --             --          (2,042)         (2,042)
Net loss                                       --             --             --        (52,322)             --         (52,322)
                                       ----------     ----------     ----------     ----------      ----------      ----------
Balance December 31, 1997              90,987,329             91        578,704       (313,355)          5,578         271,018
Exercise of options and warrants        2,008,427              2         13,268                                         13,270
Income tax benefit related to
     stock options                             --             --            326             --              --             326
Realized gain included in net loss             --             --             --             --         (25,875)        (25,875)
Unrealized holding gain, net                   --             --             --             --          20,244          20,244
Cumulative translation adjustment              --             --             --             --            (468)           (468)
Net loss                                       --             --             --         (7,308)             --          (7,308)
                                       ----------     ----------     ----------     ----------      ----------      ----------
Balance December 31, 1998              92,995,756     $       93     $  592,298     $ (320,663)     $     (521)     $  271,207
                                       ==========     ==========     ==========     ==========      ==========      ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            Year Ended December 31,
                                                                    ---------------------------------------
                                                                       1998           1997           1996
                                                                    ---------      ---------      ---------
Cash Flows From Operating Activities:
   Net loss                                                         $  (7,308)     $ (52,322)     $(251,125)
   Adjustments to reconcile net loss to cash flows
       from continuing operations:
       Net loss from discontinued operations                           16,250         40,000        255,200
       Depreciation and amortization                                    9,579          9,151          8,596
       Provision for closure of film and video divisions               23,995             --             --
       Amortization of entertainment product costs                    400,828        428,381        362,255
       Additions to entertainment product costs                      (456,960)      (385,020)      (416,841)
       Gain from marketable securities                                (25,875)        (5,648)            --
       Gain on sale of TeleUNO                                         (7,030)            --             --
       Decrease (increase) in accounts receivable                      24,243          1,700        (42,829)
       Increase (decrease) in accounts payable,
           accrued expenses, other liabilities and income taxes        18,493        (11,503)        12,919
       Increase in accrued participation expense                       29,997         10,490          9,708
       Increase (decrease) in deferred revenue                         14,560         (5,959)         2,042
       Other, net                                                       1,531         (2,487)         1,393
                                                                    ---------      ---------      ---------
       Net cash provided (used) by continuing operations               42,303         26,783        (58,682)
       Net cash used by discontinued operations                       (41,071)        (9,698)       (47,726)
                                                                    ---------      ---------      ---------
                                                                        1,232         17,085       (106,408)
                                                                    ---------      ---------      ---------

Cash Flows From Investing Activities:
    Purchases of property and equipment, net                           (3,660)        (1,766)        (3,902)
    Funding of discontinued operations of VIE                         (40,619)          (960)       (44,773)
    Proceeds from sale of investments                                  35,586             --             --
    Proceeds from sale of TeleUNO                                      12,500             --             --
    Changes in net liabilities related to
         discontinued operations of Charter                            (4,084)        (2,086)        (2,552)
                                                                    ---------      ---------      ---------
    Net cash used by continuing operations                               (277)        (4,812)       (51,227)
    Net cash provided (used) by discontinued operations               118,857         (2,114)        (7,752)
                                                                    ---------      ---------      ---------
                                                                      118,580         (6,926)       (58,979)
                                                                    ---------      ---------      ---------
Cash Flows From Financing Activities:
    Borrowings under credit facilities                                164,927         54,000        120,000
    Repayments of credit facilities                                  (213,997)       (80,000)       (15,000)
    Issuances of Common Stock                                          13,270          1,564          1,590
                                                                    ---------      ---------      ---------
    Net cash (used) provided by continuing operations                 (35,800)       (24,436)       106,590
    Net cash (used) provided by discontinued operations               (87,039)         8,215         54,294
                                                                    ---------      ---------      ---------
                                                                     (122,839)       (16,221)       160,884
                                                                    ---------      ---------      ---------

Net Decrease in Cash and Cash Equivalents                              (3,027)        (6,062)        (4,503)

Cash and Cash Equivalents at Beginning of Year                         10,113         16,175         20,678
                                                                    ---------      ---------      ---------

Cash and Cash Equivalents at End of Year                            $   7,086      $  10,113      $  16,175
                                                                    =========      =========      =========

Cash and Cash Equivalents at End of Year:
   Continuing operations                                            $   7,086      $     860      $   3,325
   Discontinued operations                                                 --          9,253         12,850
                                                                    ---------      ---------      ---------
                                                                    $   7,086      $  10,113      $  16,175
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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS. Spelling Entertainment Group Inc. (the "Company") is a producer and distributor of television series, mini-series, movies-for-television and feature films (collectively referred to hereinafter as "entertainment product"). The Company has an extensive library of entertainment product, which it distributes worldwide. The Company also licenses and otherwise exploits ancillary rights of this product, such as music and merchandising rights. Unless the context indicates otherwise, "Spelling" or the "Company" refers to Spelling Entertainment Group Inc. and its subsidiaries.

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

Viacom Inc. ("Viacom") currently owns approximately 80% of the Company's common stock ("Common Stock"). On March 19, 1999, Viacom submitted a proposal to the Company's Board of Directors (the "Board") to acquire all outstanding shares of the Company not already held by Viacom. The Board formed a Special Committee of independent directors to review Viacom's proposal. The Special Committee has retained legal advisors and will be retaining financial advisors shortly to assist the Special Committee in its review of the proposal.

CASH AND CASH EQUIVALENTS. Cash equivalents consist of interest-bearing securities with original maturities of less than 90 days.

ACCOUNTS RECEIVABLE, NET. Current and noncurrent accounts receivable are net of allowances for doubtful accounts and returns of $25,473,000 and $20,697,000 at December 31, 1998 and 1997, respectively.

ENTERTAINMENT PRODUCT, NET. Current and noncurrent entertainment product, net, includes development, production or acquisition costs (including advance payments to producers), capitalized overhead and interest, home video manufacturing costs, and prints, advertising and other related distribution costs expected to benefit future periods. These costs are amortized, and third-party participations and residuals are accrued, generally on an individual product basis in the ratio that current-year gross revenue bears to estimated future gross revenue. Revenue estimates are not included in estimated future gross revenue of television programming until such sales are probable.

Entertainment product, net, is stated at the lower of cost less amortization or estimated net realizable value. Estimates of total gross revenue, costs and participations are reviewed quarterly and revised as necessary. When estimates of total revenue and costs indicate that an individual product will realize an ultimate loss, additional amortization is provided to fully recognize such loss in that period or, for new television product, generally as the episodes are delivered.

PROPERTY AND EQUIPMENT, NET. The carrying values of property and equipment are based on cost, and provision for depreciation is made principally on the straight-line method over estimated useful lives, ranging from 3 to 10 years. Property and equipment are net of accumulated depreciation of $19,076,000 and $14,882,000 at December 31, 1998 and 1997, respectively.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INTANGIBLE ASSETS, NET. Intangible assets represent the acquisition costs of various entities in excess of the value of their identified net assets. These costs are being amortized on a straight-line basis over 40 years from the various dates these costs were incurred. Amortization expense relating to such intangible assets was $5,486,000 for each of the three years ended December 31, 1998.

Intangible assets are net of accumulated amortization of $37,500,000 and $32,015,000 at December 31, 1998 and 1997, respectively. It is the Company's policy to evaluate the carrying value of such costs on a regular basis, using the methodology prescribed in SFAS No. 121, and to recognize impairment if it becomes probable that such costs would not be recoverable. (See Note 9 regarding goodwill of VIE.)

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES. Included in the caption "Accounts payable, accrued expenses and other liabilities" at December 31, 1998 and 1997 are accounts payable of $12,794,000 and $10,446,000; accrued compensation of $14,390,000 and $10,755,000; interest and other payables to Viacom of $4,377,000 and $1,391,000 (see Note 7); and other current liabilities of $15,909,000 and $11,051,000, respectively. Additionally, accrued distribution costs of $4,919,000 and $1,048,000 related to domestic theatrical distribution are included at December 31, 1998 and 1997, respectively.

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

REVENUE RECOGNITION. Revenue from licensing agreements covering entertainment product owned or distributed by the Company is recognized when the entertainment product is available to the licensee for telecast, exhibition or distribution, and other conditions of the licensing agreements have been met. Long-term non-interest-bearing receivables arising from such agreements are discounted to present value.

Revenue from direct distribution of home video product is recognized, net of an allowance for estimated returns and discounts, together with related costs, in the period in which the product is shipped to the Company's customers.

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. In May 1997, the Company realized a non-cash gain with respect to a common stock investment upon the merger of the investee with an unrelated acquiring company. The Company received common shares of the acquiring company in exchange for the common shares of the investee, and recorded the fair market value of the shares received as the cost basis for such shares. During the fourth quarter of 1998, the Company liquidated this common stock investment and recognized a gain of $25,875,000.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(ii) expected recoveries from insurance or contribution claims against unaffiliated entities. The allowances are reviewed quarterly and revised as necessary.

NET INCOME (LOSS) PER COMMON SHARE. Basic income (loss) per common share amounts are based on the weighted average common shares outstanding during the respective period. Diluted income (loss) per common share amounts are based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options and warrants only in periods when the effect of such conversions would have been dilutive to income (loss) from continuing operations. There was no assumed conversion of stock options and warrants for the year ended December 31, 1997, as the effect would be anti-dilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted income (loss) per share:

                                                1998           1997        1996
                                               ------         ------      ------
Basic shares - weighted average of common
 shares outstanding                            92,385         90,777      90,369
Additional shares assuming conversion of
 stock options and warrants                       773             --         929
                                               ------         ------      ------
Diluted shares                                 93,158         90,777      91,298
                                               ------         ------      ------

STATEMENTS OF CASH FLOWS. Included in net cash provided by discontinued operations from financing activities are fundings by the Company of $40,619,000, $960,000, and $44,773,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


2. BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

In February 1998, the Company announced its decision to exit the theatrical feature film business and close Spelling Films. The Company recorded a charge of $20,000,000, including the write-down to estimated net realizable value of capitalized development projects to be sold or abandoned, reserves for commitments to various talent, as well as severance costs related to Spelling Films' employees. As of December 31, 1998, the remaining accrual balances for this provision was $2,862,000 and is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company recognized a gain of $7,030,000 from this transaction in the second quarter of 1998, which is reflected in the accompanying financial statements.

In September 1998, the Company entered into a seven-year licensing agreement with Artisan covering the domestic and Canadian home video and digital video disc ("DVD") distribution rights to approximately 3,000 titles in the Company's library. In connection with this transaction, the Company recorded a charge of $3,995,000 in 1998, including severance costs related to employees of Republic Entertainment Inc. ("Republic"), the reduction of carrying values of physical inventory sold to Artisan and the write-down of certain titles to their estimated net realizable value. As of December 31, 1998, the remaining accrual balance of this reserve was $2,431,000 and is included in account payable, accrued expenses and other liabilities in the accompanying balance sheet.

See Note 9 regarding the disposition of Virgin Interactive Entertainment Limited ("VIEL," together with its subsidiaries, "VIE").

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. ENTERTAINMENT PRODUCT, NET

Entertainment product, net, is comprised of the following at December 31 (in thousands):


                                     1998           1997
                                   ---------      ---------
Entertainment product:
     Television
         Released                  $ 231,366      $ 189,624
         In process and other         43,560         25,324
                                   ---------      ---------
                                     274,926        214,948
                                   ---------      ---------

      Theatrical
          Released                   121,595        147,301
          In process and other         1,635         12,607
                                   ---------      ---------
                                     123,230        159,908
                                   ---------      ---------

Total                                398,156        374,856
Less: non-current portion           (145,556)      (127,901)
                                   ---------      ---------

Current portion                    $ 252,600      $ 246,955
                                   =========      =========


Included in entertainment product, net, are entertainment product rights representing primarily advances to producers for distribution rights and other entertainment product not produced by the Company.

Based on the Company's estimates of future gross revenue as of December 31, 1998, approximately 65% of unamortized released entertainment product will be amortized during the three years ending December 31, 2001.


4. DEBT

On September 30, 1996, the Company and Viacom executed a credit agreement (the "Viacom Credit Agreement"). The Viacom Credit Agreement provides for (i) a term loan of $200,000,000 and (ii) a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Credit Agreement, as amended, were due to mature on December 31, 1998. In March 1999, the Company and Viacom executed an amendment, effective December 31, 1998, to extend the maturity date to December 31, 2000.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.2375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective October 1, 1998, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread - based on the Company's leverage ratio, as defined - (currently 0.75%) or at Citibank N.A.'s base rate. The average interest rate at December 31, 1998 and 1997, on borrowings under the Viacom Credit Agreement was 5.9% and 8.5%, respectively.

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

The Company made cash interest payments of $19,876,000 in 1998, $25,942,000 in 1997 and $19,418,000 in 1996.

At December 31, 1998, the carrying value of all of the Company's debt approximated fair value.

See Note 9 regarding debt related to discontinued operations.


5. SHAREHOLDERS' EQUITY

PREFERRED STOCK. At December 31, 1998 and 1997, there were 20,000,000 shares of Preferred Stock authorized but none outstanding.

COMMON STOCK.  The par value of the Company's common stock is $0.001 per share.

ISSUANCE OF COMMON STOCK. As a result of Viacom's merger with BEC, Viacom acquired certain warrants to purchase 1,337,148 shares of Common Stock. These warrants were exercised in February 1998 for a total exercise price of approximately $9,316,000.

CAPITAL IN EXCESS OF PAR VALUE. An adjustment of $326,000, $170,000, and $138,000 was recorded to Capital in Excess of Par Value in 1998, 1997, and 1996, respectively, to reflect the tax benefit obtained by the Company with respect to stock options exercised by its employees. (See Note 8.)

COMPREHENSIVE INCOME (LOSS). The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. After tax, total comprehensive income (loss) was $(9,583,000), $(51,250,000) and $(240,486,000) for the years ended December 31, 1998, 1997 and 1996, respectively. Total comprehensive income
(loss) is comprised of net income (loss) and other comprehensive income items, including foreign currency translation adjustments and unrealized holding gains on securities.

STOCK OPTIONS. The Company currently has stock option plans under which both incentive and nonqualified stock options have been granted to certain key employees, consultants and directors. Options have generally been granted with an exercise price equal to the fair market value of the underlying Common Stock on the date of grant, although nonqualified options may be granted with an exercise price not less than 50% of such fair market value. Each option is granted subject to various terms and conditions established on the date of grant, including vesting periods and expiration dates. The options typically become exercisable at the rate of 20% or 25% annually, beginning one year after the date of grant. Options expire no later than 10 years from their date of grant. Stock option data follows:

                                       1998                          1997                              1996
                            ---------------------------  -----------------------------     -----------------------------
                                               Weighted                    Weighted                          Weighted
                                                Average                     Average                          Average
                                               Exercise                     Exercise                         Exercise
                                Shares           Price      Shares           Price          Shares             Price
                            -------------      --------  ----------      -------------     ---------       -------------
 Outstanding at January 1       8,198,791      $   7.66   7,978,318      $        7.80     5,759,218       $        7.72
    Granted                     1,287,500      $   6.76   1,171,000      $        6.90     3,750,010       $        7.13
    Exercised                    (671,279)     $   6.15    (362,008)     $        6.29      (841,943)      $        4.91
    Terminated                 (1,187,839)     $   8.06    (588,519)     $        8.90      (688,967)      $        7.02
                            -------------                ----------                        ---------
Outstanding at December 31      7,627,173                 8,198,791                        7,978,318
                            =============                ==========                        =========
Exercisable at December 31      3,914,923      $   8.12   3,813,349      $        7.85     3,079,436       $        7.70
                            =============                ==========                        =========
Available for grant at
   December 31                  2,867,963                 3,030,838                        5,094,251(a)
                            =============                ==========                        =========

(a) Includes 1,360,866 shares available for grant under a plan which expired on April 13, 1997.


The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 1998:


                                Options Outstanding                            Options Exercisable
                    --------------------------------------------           -----------------------------
                                     Weighted
                                      Average
                                     Remaining           Weighted                             Weighted
   Range of            Number     Contractual Life       Average              Number          Average
Exercise Prices      of Shares        in Years        Exercise Price         of Shares     Exercise Price
----------------    -----------   ----------------    --------------       -------------   --------------
$ 5.25 - $  5.75         25,834            7.27        $       5.69                8,959    $       5.56
$ 6.00 - $  7.75      5,942,717            7.48                6.83            2,309,842            6.61
$ 7.88 - $  9.88        469,622            5.66                9.11              417,122            9.14
$10.00 - $ 11.78      1,189,000            5.86               10.75            1,179,000           10.75
                    -----------      ----------        ------------        -------------    ------------
$ 5.25 - $ 11.78      7,627,173            7.12        $       7.58            3,914,923    $       8.12
                    ===========      ==========        ============        =============    ============


Options related to employees of VIE and reflected in the tables above include 875,010 shares granted for the year ended December 31, 1996. Also included are 120,276, 133,582, and 775,220 shares exercised, and 615,060, 184,269 and 149,921 shares terminated for the years ended December 31, 1998, 1997 and 1996, respectively.

In accordance with SFAS No. 123, the Company applies the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25 and accordingly, does not recognize compensation expense for its plans. Had compensation expense for the plans been determined based upon the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's pretax income would decrease by $2,598,582 ($1,598,128 after tax or $0.02 per share), $3,389,000 ($2,084,000 after tax or $0.02 per share) and
$2,007,000 ($1,240,000 after tax, or $0.01 per share) in 1998, 1997 and 1996, respectively. These pro forma

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The weighted average fair value of each option as of the grant date was $2.91, $2.65 and $2.66 for 1998, 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                      1998         1997         1996
                                     -------      -------      -------
Dividend yield (a)                        --           --           --
Expected stock price volatility        34.30%       30.91%       28.45%
Risk-free interest rate                 4.91%        5.75%        6.60%
Expected life of options (years)         6.2          5.2          4.8


(a) During 1998, 1997 and 1996, the Company did not declare any cash dividends on its Common Stock.


6.  BENEFIT PLANS

The Company maintains a 401(k) Contribution Plan (the "Plan") for the benefit of all U.S. non-union employees meeting certain eligibility requirements. Expenses under the various employee retirement plans were $966,000, $1,306,000 and $1,951,000 for the three years ended December 31, 1998, 1997 and 1996, respectively. The Company's matching contribution to the Plan and its discretionary profit-sharing contributions to the Plan are made in cash and are restricted to investment in the Company's Common Stock, which is purchased by the Plan's trustee in the open market.

A significant number of the Company's production employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed approximately $16,028,000, $11,512,000 and $9,229,000 to such plans for the three years ended December 31, 1998, 1997 and 1996, respectively.

The Company does not provide any postemployment benefits other than to former employees of Charter and to certain union employees employed by the Company's television production operations.


7. RELATED PARTY TRANSACTIONS

See Notes 4 and 9 regarding the Company's credit facility with Viacom and Viacom's guarantees of the Company's credit agreements with banks. The Company was charged interest and fees by Viacom of $20,350,000, $25,633,000 and $19,808,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $882,000 and $568,000 as of December 31, 1998 and 1997, respectively. VIE was allocated interest charges of $325,000, $2,676,000 and $1,633,000 in 1998, 1997 and 1996, respectively, related to its pro rata share of borrowings under the Viacom Credit Agreement and the Viacom Credit Facility. (See Note 9.)

The Company participates in certain Viacom health and welfare benefit plans for its employees. In addition, the Company participates in Viacom insurance programs with respect to general business and workers' compensation coverage. As of December 31, 1998 and 1997, the Company had a net payable to Viacom of $3,495,000 and $823,000, respectively, with respect to these and other expenses.

During 1998, 1997 and 1996, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to the

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

following parties in which Viacom has or had an ownership interest (i) United Paramount Network, Nickelodeon U.K. and Comedy Central, in which Viacom has equity interests; (ii) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (iii) MTV Networks, a division of a subsidiary of Viacom; (iv) certain television stations owned by Viacom; and (v) USA Network and Sci-Fi Channel in which Viacom had equity interests until October 1997. For the three years ended December 31, 1998, these transactions were not material.

Republic has entered into agreements with, and in certain cases has advanced funds to Viacom, a partnership in which a subsidiary of Viacom is the managing partner, and Showtime to distribute certain of their productions in the home video market.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8. INCOME TAXES

The provision (benefit) for income taxes for continuing operations and discontinued operations for each of the three years ended December 31 include (in thousands):


                                                          1998          1997          1996
                                                        --------      --------      --------
Continuing operations:
    Current tax expense
    Federal                                             $    817      $    141      $     --
    Foreign                                                3,178         8,818         5,047
    State and local                                        2,557           516            80
                                                        --------      --------      --------
     Total current                                         6,552         9,475         5,127
                                                        --------      --------      --------

    Deferred tax expense
    Federal                                                8,872         3,168         1,099
    Foreign                                                   --            --           234
    State and local                                         (424)         (117)          793
                                                        --------      --------      --------
     Total deferred                                        8,448         3,051         2,126
                                                        --------      --------      --------

   Change in the beginning-of-the-year
     valuation allowance                                      --       (13,507)           --
                                                        --------      --------      --------

Total provision (benefit) for continuing operations     $ 15,000      $   (981)     $  7,253
                                                        ========      ========      ========

Discontinued operations:
   Federal                                              $ (8,750)     $     --      $  7,863
   Foreign                                                    --         1,106         3,678
   State and local                                            --            --           338
                                                        --------      --------      --------
Total provision for discontinued operations             $ (8,750)     $  1,106      $ 11,879
                                                        ========      ========      ========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

The temporary differences and tax attribute carryforwards which gave rise to deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows (in thousands):

                                                    1998           1997
                                                  ---------      ---------
Deferred Tax Assets:
  Loss on disposal of VIE                         $ 105,526      $ 105,863
  Tax attribute carryforwards                        14,723         37,159
  Discontinued operations allowances - Charter        3,556          3,344
  Other, net                                         10,683          2,658
                                                  ---------      ---------
                                                    134,488        149,024
  Valuation allowance                              (108,325)      (115,558)
                                                  ---------      ---------
Total deferred tax assets                         $  26,163      $  33,466
                                                  =========      =========

Deferred Tax Liabilities:
  Revenue recognition                             $  21,964      $  27,368
  Entertainment product, net                         11,152         16,095
  Other, net                                          7,401          5,056
                                                  ---------      ---------
Total deferred tax liabilities                    $  40,517      $  48,519
                                                  =========      =========

The decrease in the valuation allowance during 1998 is due to the Company's determination that certain tax benefits related to discontinued operations are currently realizable under a more likely than not standard, as well as a reduction of previously recorded valuation allowances attributable to the expiration of certain limited investment tax credit carryforwards.

The components of income (loss) from continuing operations before the provision for income taxes in 1998, 1997 and 1996 were as follows (in thousands):

               1998          1997          1996
             --------      --------      --------
Domestic     $ 16,088      $(17,190)     $ (8,540)
Foreign         7,854         3,887        19,868
             --------      --------      --------
             $ 23,942      $(13,303)     $ 11,328
             ========      ========      ========


The primary reasons for the effective tax rates on the income (loss) from continuing operations differing from the statutory U.S. federal income tax rates for each of the three years ended December 31 are summarized as follows:


                                              1998      1997      1996
                                              ----      ----      ----
U.S. federal statutory income tax rate          35%       35%       35%
   Increase (decrease) in rate:
   Amortization of intangible assets             8       (15)       17
   Adjustment of valuation allowance and
       other reserves                           (2)       43        (3)
   State and local taxes, net of available
       federal income tax benefits               9        (3)        8
   Foreign taxes, net of available federal
      income tax benefits                        9       (44)       --
   Other non-deductible expenses                 4        (9)        7
                                               ---       ---       ---
Effective tax rates                             63%        7%       64%
                                               ===       ===       ===


Viacom owns approximately 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Directors of the Company

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

approved an agreement between the Company and Viacom that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom; as a result, the Company does not anticipate any material impact to its financial condition or results of operations. Furthermore, the majority of the amounts reported as current and deferred taxes represent amounts that are ultimately payable to, or receivable from, Viacom pursuant to the Tax Agreement.

As of December 31, 1998, the Company has available net operating loss carryforwards of approximately $20,273,000 as adjusted to reflect provisions and elections in the Tax Agreement, AMT tax credit carryforwards of $4,394,000 and investment tax credit carryforwards of $2,194,000. The use of these attributes, which, except for the AMT credit, will expire beginning in 1999 through 2009, is subject to certain limitations as a result of BEC's acquisition of a majority interest in the Company during 1993. These tax attribute carryforwards represent amounts determined on a separate company basis, the ultimate realization of which is subject to the terms of the Tax Agreement with Viacom.

Total cash income tax payments were $4,796,000, $6,534,000 and $5,349,000 for 1998, 1997 and 1996, respectively. In addition, the Company received $32,000, $724,000 and $1,431,000 of income tax refunds during 1998, 1997 and 1996, respectively, the receipt of which had previously been accrued. However, the Company did recognize benefits of $366,000, $5,661,000 and $300,000 during 1998, 1997 and 1996, respectively, as a result of the favorable resolution of certain tax controversies and other issues. Additionally, the Company is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Management believes that any required adjustments to the Company's tax liabilities resulting from such audits will not have a material adverse impact on its financial condition or results of operations.


9. DISCONTINUED OPERATIONS

INTERACTIVE BUSINESS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE. The Company has disposed of substantially all of its investment in VIE and expects to shut-down the remaining VIE operations in 1999. Accordingly, the operations of VIE are reflected as discontinued.

During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000 and an impairment loss of approximately $74,000,000 with respect to the carrying value of goodwill associated with that business. Additionally, in 1996 the Company revised its estimate of the remaining useful life asociated with VIE goodwill to seven years and recorded an adjustment to goodwill amortization of approximately $3,000,000. For the year ended December 31, 1997, the net operating loss of VIE (before the additional provision discussed below) was $55,808,000 and was provided for in the estimated loss on disposal as of December 31, 1996. In the fourth quarter of 1997, the Company recorded an additional provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition. In 1998, the Company recorded an additional provision of $16,250,000, net of a $8,750,000 currently realizable income tax benefit, to provide for the costs of shut-down.

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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

VIE's net assets (liabilities) as of December 31, 1998 and 1997, and results of operations for the three years then ended are as follows (in thousands):


                                                       December 31,
                                                 ------------------------
                                                    1998           1997
                                                 ---------      ---------
Current assets                                   $      --      $ 115,043
Current liabilities                                     --       (194,505)
                                                 ---------      ---------
       Net current assets (liabilities)                 --        (79,462)
                                                 ---------      ---------

Property and equipment, net                             --         14,081
Intangibles, net                                        --         91,707
Other non-current assets                                --          5,066
Non-current liabilities                            (28,673)       (53,301)
                                                 ---------      ---------
        Net non-current assets (liabilities)       (28,673)        57,553
                                                 ---------      ---------

        Net assets (liabilities)                 $ (28,673)     $ (21,909)
                                                 =========      =========


                                                    Year Ended December 31,
                                           ---------------------------------------
                                              1998           1997           1996
                                           ---------      ---------      ---------
Revenue                                    $ 102,949      $ 243,265      $ 254,046

Loss before provision for income taxes     $ (25,000)     $ (38,894)     $(243,730)

Net loss from discontinued operations      $ (16,250)     $ (40,000)     $(255,200)


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

A wholly owned subsidiary of VIE had a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement") which was due to expire on September 30, 1998. On September 8, 1998, total borrowings under the Credit Agreement in the amount of $97,000,000 were repaid and the Credit Agreement was terminated. Borrowings under the Credit Agreement as of December 31, 1997 were $97,472,000. As of December 31, 1997, the Company had no letters of credit outstanding under the Credit Agreement.

Another wholly owned subsidiary of VIE had a 10,000,000 pounds sterling credit facility (the "UK Facility") with a bank in the United Kingdom which was due to expire on December 31, 1998 and was guaranteed by Viacom and the Company. Advances under the renegotiated UK Facility bore interest at the bank's prime rate plus 1.0% or alternatively at selected Eurocurrency rates. On November 10, 1998, total borrowings under the UK Facility were repaid and the UK Facility was terminated. Borrowings under the UK Facility as of December 31, 1997 were $11,090,000. As of December 31,

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

1997, the Company had approximately $938,000, in letters of credit outstanding under the UK Facility to guarantee its interactive game purchases. The Company and Viacom provide a rent guarantee for this subsidiary which expires in 2005.

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent has been given with respect to the Credit Agreement.

VIE made cash interest payments of $4,947,000, $7,119,000 and $7,484,000 in 1988, 1997 and 1996, respectively, with respect to the credit arrangements discussed above.


PETROLEUM BUSINESS

Net assets (liabilities) of discontinued petroleum operations which are held for disposition consisted of the following at December 31 (in thousands):


                                       1998         1997
                                      -------      -------
Receivables, net                      $   574      $   574
Property and equipment, net             3,189        3,186
Pension asset                           2,793        2,691
Accounts payable and other             (1,658)      (1,655)
Allowances for estimated expenses
    and disputed claims                (5,349)      (9,331)
                                      -------      -------
                                      $  (451)     $(4,535)
                                      =======      =======


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


(A) The Company and its insurers paid approximately $15,500,000 and $33,000,000, respectively, over a 10-year period to resolve government and private-party actions arising from the alleged improper disposal by a subsidiary in 1971 of waste material, which later was determined to contain dioxin, at a number of sites in Missouri. The

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Company has written off its investment in the subsidiary. The Company filed an action against its insurers to secure coverage for the dioxin claims. In 1995 there was a final determination of that action, holding that the insurers had no further coverage obligation. The only remaining claim against the Company is by a co-defendant (Syntex Agribusiness Inc.), which also has spent substantial amounts in respect of the dioxin claims and in 1986 filed a $200,000 proof of claim in the Company's Chapter 11 proceedings (In re The Charter Company, et. al., debtors, filed April 20, 1984 in the U.S. Bankruptcy Court for the Middle District of Florida, Jacksonville Division). The Company believes it has defenses to such claim, and that future claims are unlikely.

(B) The Company has had contact with various governmental agencies regarding possible contamination of soil and groundwater at six properties that are or have been owned or leased by the Company's subsidiaries. Two private actions have also been brought with respect to such possible contamination at an additional location. Notification of possible cleanup or damages responsibility has also been received regarding eight other sites where waste materials allegedly were delivered. [The foregoing summary excludes certain matters which, due to the passage of time, the Company believes the claimant no longer intends to pursue their allegations.] The Company may be assessed for cleanup costs or damages under relevant environmental laws, and future claims could be asserted with respect to other properties. The Company's liability insurers have been placed on notice of many of these claims and have taken the position that there is no coverage under their policies. While the Company does not agree that coverage is not available under its past policies, there is no assurance that pending or future claims will be covered by such insurance. Although comprehensive evaluations of liability and of the extent of contamination have not been performed in all cases, the following are updates of previous disclosures or represent claims believed by the Company at this time to be potentially the most significant.

A subsidiary is engaged in the cleanup of a petroleum terminal property owned by the subsidiary in Tiverton, Rhode Island. Environmental cleanup activity at the Tiverton, Rhode Island site was substantially completed in September 1998, although final site grading and negotiation of final administrative approvals will continue into 1999.

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


PENSION PLAN. The Company has a non-contributory, defined benefit pension plan that covers employees of the discontinued petroleum operations, a significant number of which have vested benefits. Contributions are made on an actuarial basis in amounts primarily based on employees' years of service and average salary when employed.

The additional minimum pension liability was reduced by $1,453,000 (net of a tax benefit adjustment of $909,000) in 1996 and by $2,555,000 (net of a tax benefit adjustment of $1,658,000) in 1997 with corresponding credits to shareholders' equity. (See Note 5.)

The following table sets forth the plan's funded status and amounts recognized as of December 31 (in thousands):


                                         1998          1997
                                       --------      --------
Total projected benefit obligation     $(47,552)     $(46,749)
Market value of assets                   51,973        49,661
                                       --------      --------
Funded status                             4,421         2,912
Transition asset                         (1,185)       (1,580)
Unrecognized loss                           967         1,334
                                       --------      --------
Prepaid (accrued) pension cost         $  4,203      $  2,666
                                       ========      ========


Net pension costs for the years ended December 31, which were charged against net liabilities related to discontinued operations of Charter in the balance sheet, are as follows (in thousands):


                                    1998         1997         1996
                                   -------      -------      -------
Interest Cost                      $ 3,167      $ 3,215      $ 3,273
Expected return on assets           (5,993)      (8,316)      (5,857)
Net amortization and deferrals       1,290        4,492        2,432
                                   -------      -------      -------
Pension expense                    $(1,536)     $  (609)     $  (152)
                                   =======      =======      =======


The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 6.75%, 7% and 7.25% for the years ended December 31, 1998, 1997 and 1996, respectively. The expected long-term rate of return on assets was 9% for the year ended December 31, 1998 and 8% for each of the years ended December 31, 1997 and 1996. The plan assets are invested primarily in fixed income securities.


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

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

As of December 31, 1998, the Company had operating leases for offices and equipment. The rental expense for continuing operations, net of amounts capitalized, for the three years ended December 31, 1998 was $6,132,000, $5,962,000, and $5,527,000, respectively. The future minimum annual rental commitments under non-cancelable operating leases, excluding renewal options, for the subsequent five years and thereafter for continuing operations are as follows (in thousands):


1999                     $ 10,403
2000                        5,756
2001                        4,659
2002                        4,726
2003                        3,831
Thereafter                  7,668
                        ---------
         Total           $ 37,043
                        =========


The Company guarantees a lease for VIE for office space in London, England. The future minimum annual rental commitments, excluding renewal options, for the subsequent five years and thereafter for this lease is $1,035,000 for 1999, $1,035,000 for 2000, $1,035,000 for 2001, $1,035,000 for 2002, $1,035,000 for
2003, and $16,562,000 thereafter.

11. INDUSTRY SEGMENT INFORMATION

The Company's continuing business activities consist of one industry segment, entertainment. The Company's operations primarily consist of producing, distributing and exploiting various entertainment product, including television series and feature films, throughout the world. The Company had revenue from one customer in 1998, 1997 and 1996 representing 19%, 21%, and 20% of revenue, respectively. The Company does not believe it has any significant concentration of credit risk with respect to its operations.

Revenue, operating profit and identifiable assets of the Company's continuing international operations were not material related to consolidated amounts as of and for the years ended December 31, 1998 and 1997.

The following table presents revenue by geographic region for the years ended December 31, 1998, 1997 and 1996.


                                1998            1997            1996
                              --------        --------        --------
Domestic revenue              $400,616        $340,665        $314,610
                              --------        --------        --------

Export revenue, Europe         146,427         144,915         120,925
Export revenue, other           39,082          78,659          62,066
                              --------        --------        --------
Total export revenue           185,509         223,574         182,991

Total revenue                 $586,125        $564,239        $497,601
                              ========        ========        ========


12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share data).

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                              1998
                                               ---------------------------------------------------------------------
                                               1st Quarter        2nd Quarter        3rd Quarter         4th Quarter
                                               -----------        -----------        -----------         -----------
Revenue                                        $   167,425        $   108,785        $   157,065         $   152,850
Income (loss) from continuing
   operations, net                                   1,614                 51             (4,459)             11,736
Discontinued operations, net                            --                 --            (25,000)              8,750
                                               -----------        -----------        -----------         -----------
Net income (loss)                              $     1,614        $        51        $   (29,459)        $    20,486
                                               ===========        ===========        ===========         ===========

Basic income (loss) per common share:
   Continuing operations                       $      0.02        $      0.00        $     (0.05)        $      0.13
   Discontinued operations                              --                 --              (0.27)               0.09
                                               -----------        -----------        -----------         -----------
Basic income (loss) per common share           $      0.02        $      0.00        $     (0.32)        $      0.22
                                               ===========        ===========        ===========         ===========

Diluted income (loss) per common share:
   Continuing operations                       $      0.02        $      0.00        $     (0.05)        $      0.13
   Discontinued operations                              --                 --              (0.27)               0.09
                                               -----------        -----------        -----------         -----------
Diluted income (loss) per common share         $      0.02        $      0.00        $     (0.32)        $      0.22
                                               ===========        ===========        ===========         ===========


                                                                              1997
                                               ---------------------------------------------------------------------
                                               1st Quarter        2nd Quarter        3rd Quarter         4th Quarter
                                               -----------        -----------        -----------         -----------
Revenue                                        $   166,503        $   148,425        $   108,480         $   140,831
Income (loss) from continuing
   operations, net                                     728              3,037            (18,087)              2,000
Discontinued operations, net                            --                 --                 --             (40,000)
                                               -----------        -----------        -----------         -----------
Net income (loss)                              $       728        $     3,037        $   (18,087)        $   (38,000)
                                               ===========        ===========        ===========         ===========

Basic income (loss) per common share:
   Continuing operations                       $      0.01        $      0.03        $     (0.20)        $      0.02
   Discontinued operations                              --                 --                 --               (0.44)
                                               -----------        -----------        -----------         -----------
Basic income (loss) per common share           $      0.01        $      0.03        $     (0.20)        $     (0.42)
                                               ===========        ===========        ===========         ===========

Diluted income (loss) per common share:
   Continuing operations                       $      0.01        $      0.03        $     (0.20)        $      0.02
   Discontinued operations                              --                 --                 --               (0.44)
                                               -----------        -----------        -----------         -----------
Diluted income (loss) per common share         $      0.01        $      0.03        $     (0.20)        $     (0.42)
                                               ===========        ===========        ===========         ===========


13. SUBSEQUENT EVENTS

On March 19, 1999, Viacom submitted a proposal to the Company's Board of Directors (the "Board") to acquire all outstanding shares of the Company not already held by Viacom. The Board formed a Special Committee of independent directors to review Viacom's proposal. The Special Committee has retained legal

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

advisors and will be retaining financial advisors shortly to assist the Special Committee in its review of the proposal.

                        SPELLING ENTERTAINMENT GROUP INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                             1998
----------------------------------------------------------------------------------------------------------------
                                                                                          Other
                                            Balance      Additions       Deductions     adjustments    Balance at
                                         at beginning     charged          from           during         end of
Description                                 of year       to income       reserves         year           year
----------------------------------------------------------------------------------------------------------------
Deducted from accounts receivable           $20,697        $ 8,283        $ (4,179)       $   672        $25,473
   for doubtful accounts and returns
Estimated expenses and                      $ 9,331             --        $ (4,431)       $   449        $ 5,349
   disputed claims

                                                             1997
----------------------------------------------------------------------------------------------------------------
Deducted from accounts receivable
   for doubtful accounts and returns        $18,935        $ 9,568        $ (8,690)       $   884        $20,697
Estimated expenses and
   disputed claims                          $10,986        $    --        $ (1,655)       $    --        $ 9,331

                                                             1996
----------------------------------------------------------------------------------------------------------------
Deducted from accounts receivable
   for doubtful accounts and returns        $26,070        $ 4,331        $(11,448)       $   (18)       $18,935
Estimated expenses and
   disputed claims                          $12,194        $    --        $ (1,208)       $    --        $10,986

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The persons named below are currently serving as directors of the Company.

SUMNER M. REDSTONE, age 75, has been Chairman of the Board since January 1996 and has been a Director of the Company since November 1994. Mr. Redstone has served as Chairman of the Board of Viacom since 1987 and as Chief Executive Officer of Viacom since January 1996. He has served as President, Chief Executive Officer of National Amusements, Inc. ("NAI") since 1967 and as Chairman of the Board of NAI since 1986. He is a member of the Advisory Council for the Academy of Television Arts and Sciences Foundation and is on the Board of Trustees for The Museum of Television and Radio. He served as the first Chairman of the Board of the National Association of Theater Owners, and is currently a member of the Executive Committee of that organization. Since 1982, Mr. Redstone has been a member of the faculty of Boston University Law School, where he has lectured in entertainment law, and since 1994, he has been a Visiting Professor at Brandeis University.

AARON SPELLING, age 75, has been Vice Chairman of the Board of the Company since April 1993 and a Director since October 1992. Mr. Spelling also serves as the Chairman of the Board and Chief Executive Officer of Spelling Television Inc. Mr. Spelling's career includes involvement as a writer, creator and producer of more than 100 movies-for-television and more than 30 television series including "The Danny Thomas Hour," "The Guns of Will Sonnett," "The Mod Squad," "Charlie's Angels," "The Rookies," "Starsky & Hutch," "Hart to Hart," "Fantasy Island," "Family," "The Love Boat," "Vegas," "Matt Houston," "Hotel," "Dynasty," "The Colbys," "Beverly Hills, 90210," "Melrose Place," and "7th Heaven," encompassing more than 4,200 hours of television programming over 30 years.

PHILIPPE P. DAUMAN, age 45, has been a Director of the Company since November 1994. Mr. Dauman has served as Executive Vice President of Viacom since March 1994 and as Deputy Chairman of Viacom since January 1996. From February 1993 to October 1998, he also served as General Counsel and Secretary of Viacom.
Prior thereto, he was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978. Mr. Dauman also serves on the Board of Directors of Lafarge Corporation, NAI and Viacom.

THOMAS E. DOOLEY, age 42, has been a Director of the Company since April 1996. Mr. Dooley has served as Executive Vice President of Viacom since March 1994 and as Deputy Chairman of Viacom since January 1996. From July 1992 to March 1994, Mr. Dooley served as Senior Vice President, Corporate Development of Viacom. From August 1993 to March 1994, he also served as President, Interactive Television of Viacom. Prior thereto, he held various positions in Viacom's corporate and divisional finance areas. Mr. Dooley also serves on the Board of Directors of Viacom.

WILLIAM M. HABER, age 56, has been a Director of the Company since August 1997. Mr. Haber has served as Advisor to the President of Save the Children Federation, Inc. since November 1995. In 1975, Mr. Haber co-founded Creative Artists Agency ("CAA"). From January 1975 to November 1995 he was responsible for managing and executing CAA's corporate advisory services. From 1964 to 1975 he was head of the talent department at the William Morris Agency. Mr. Haber is a past President of the Hollywood Radio & Television Society and a member of the Board of Directors of several organizations, including the Museum of Television & Radio, the Ad Council, Jim Henson Productions, The Foundation for the Junior Blind and Save the Children Federation, Inc.

JOHN L. MUETHING, age 77, has been a Director of the Company since October 1992. He has been Of Counsel to the Cincinnati, Ohio law firm of Keating, Muething & Klekamp for more than eight years.

EXECUTIVE OFFICERS

Set forth below is information regarding those persons who serve as executive officers of the Company, but who do not serve as directors of the Company.

PETER H. BACHMANN, age 41, was elected President of the Company in May 1997. Mr. Bachmann served as Executive Vice President, Office of the President of the Company from September 1994 to May 1997. From August 1993 to September 1994, he served as Senior Vice President-Business and Legal Affairs of the Company and of Spelling Television Inc.

ROSS G. LANDSBAUM, age 36, has been Senior Vice President - Chief Financial Officer of the Company since July 20, 1998. From August 1997 to July 20, 1998 he served as Vice President Finance and Business Development and Treasurer of the Company. Mr. Landsbaum served as Vice President, Finance and Tax of the Company from July 1994 to August 1997. Prior to joining the Company, Mr. Landsbaum held various positions with Arthur Andersen LLP from January 1986 to June 1994, most recently as Manager.

JAMES MILLER, age 39, has been Vice President and Controller of the Company since January 1997. Mr. Miller served as Vice President and Controller/Acting Chief Financial Officer of Silver King Communications, Inc. from July 1996 to December 1996. Prior thereto, he served as Vice President, Controller of Savoy Pictures, Inc. from November 1993 to July 1996.

SALLY SUCHIL, age 48, has been Senior Vice President - General Counsel, Secretary and Administration since January 1998. From January 1995 to January 1998, Ms. Suchil served as Senior Vice President, General Counsel and Secretary of the Company. Prior thereto, Ms. Suchil served as Senior Vice President and Assistant General Counsel of Metro-Goldwyn-Mayer Inc. ("MGM") from June 1992 to December 1994.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table contains compensation data for services rendered in all capacities to the Company for the years ended December 1998, 1997, and 1996, of those persons who were (i) the Company's Principal Executive Officer during 1998 and (ii) certain executive officers of the Company during 1998. (Such persons in (i) and (ii) being referred to herein collectively as the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                       Annual Compensation       Compensation
                                     ----------------------      ------------
                                                                  Securities
Name and                                                          Underlying        All Other
Principal Positions        Year      Salary       Bonus             Options      Compensation(c)
-------------------        ----      ------       -----             -------      ---------------
Peter H. Bachmann          1998      725,385     500,000(a)         125,000           4,091
  President                1997      697,624     303,750(b)         125,000           7,200
                           1996      492,308     175,000            250,000           6,750


Ross G. Landsbaum          1998      236,730     198,400(a)          50,000           6,400
  Senior Vice President -  1997      160,923      75,000(b)          30,000           7,200
  Chief Financial Officer  1996      144,870      30,000             20,000           3,805


James Miller               1998      188,821      94,000(a)(d)       15,000           5,972
  Vice President and       1997      160,000      40,000(b)          35,000           2,215
  Controller


Sally Suchil               1998      305,423     105,225(a)          25,000           4,830
  Senior Vice President -  1997      259,615      63,750(b)          25,000           7,200
  General Counsel,         1996      249,039      55,000             40,000           6,750
  Secretary and
  Administration

---------------
(a) Bonuses were paid in February 1999 in respect of services performed in 1998.
(b) Bonuses were paid in February 1998 in respect of services performed in 1997.
(c)     Company contribution under the 401(k) Savings Plan.
(d)     Includes a bonus payment of $10,000 paid in November 1998.

STOCK OPTION GRANT TABLE

Set forth below is information with respect to grants of stock options during the fiscal year ended December 31, 1998, to the Named Officers. All such options were granted with an exercise price equal to the market value of the underlying Common Stock on the date of the grant. Stock appreciation rights are not available under the Company's stock option plans.

                                      OPTION GRANTS IN 1998

                                                                                                    Potential Realizable
                                   Individual Grants                                                  Value at Assumed
                         -----------------------------------                                        Annual Rates of Stock
                             Number of         % of Total                                          Price Appreciation for
                            Securities       Options Granted                                             Option Term
                            Underlying         to Employees    Exercise     Expiration          ------------------------------
                         Options Granted(1)   in Fiscal Year     Price         Date                 5%                  10%
                         -----------------   ---------------   --------     ----------          ----------          ----------
Peter H. Bachmann             125,000             10.12%       $   6.75       09/15/08          $  530,630          $1,344,720
Ross G. Landsbaum              50,000              4.05%       $   6.75       09/15/08             212,252             537,888
James Miller                   15,000              1.21%       $   6.75       09/15/08              63,676             161,366
Sally Suchil                   25,000              2.02%       $   6.75       09/15/08             106,126             268,944

-----------
(1)     Grant vests 25% each year over a period of four years.

As required by the Commission, the dollar amounts in the last two columns represent the hypothetical gain or "option spread" that would exist for the options based on assumed 5% and 10% annual compounded rates of stock price appreciation over the full option term. These prescribed rates are not intended to forecast possible future appreciation, if any, of the Common Stock.

STOCK OPTION EXERCISES AND YEAR-END HOLDINGS

The following table contains certain information pertaining to stock options (i) exercised during the fiscal year ended December 31, 1998 and (ii) held as of December 31, 1998 by the Named Officers. The Company has no long-term incentive compensation plans pursuant to which stock appreciation rights may be awarded.

      AGGREGATED OPTION EXERCISES IN 1998 AND FISCAL YEAR END OPTION VALUES

                                                     Number of Unexercised                 Value of Unexercised
                                                            Options at                   In-The-Money Options at
                        Shares                          December 31, 1998                  December 31, 1998(1)
                       Acquired      Value        ------------------------------      ------------------------------
Named Officers        On Exercise   Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
--------------        -----------   --------      -----------      -------------      -----------      -------------
Peter H. Bachmann          --          --           373,750           406,250          $ 25,938          $210,938
Ross G. Landsbaum          --          --            48,750            88,750             1,875            50,000
James Miller               --          --             5,000            45,000                 0            20,625
Sally Suchil               --          --            45,000            85,000             3,750            40,625

-----------
(1) The closing price of the Company's Common Stock on December 31, 1998 was $7.50.


DIRECTOR COMPENSATION

Each member of the Board (excluding Messrs. Dauman, Dooley and Redstone) are entitled to receive an annual fee of $15,000 plus $750 for each Board and Committee meeting attended.

EMPLOYMENT CONTRACTS

Pursuant to an Employment Agreement dated as of March 1, 1998 (the "Employment Agreement"), Aaron Spelling is employed as Vice Chairman of the Board of the Company and as Chairman of the Board and Chief Executive Officer of Spelling Television Inc. and is entitled to serve as Executive Producer or Producer of substantially all television programs and films (as he may elect) produced by the Company or its production subsidiaries. Mr. Spelling's Employment Agreement extends through April 30, 2000. As compensation for the performance of his obligations under the agreement, Mr. Spelling receives a salary of $129,167 per month for the first two months of the agreement, and an annual base salary of $1,700,000 for the period May 1, 1998 to April 30, 1999 ("first term year") and $1,850,000 for the period May 1, 1999 to April 30, 2000 ("second term year"). Mr. Spelling is also entitled to receive a year-end bonus of $175,000 for the first term year and $200,000 for the second term year. As compensation for serving as an Executive Producer or Producer, Mr. Spelling receives certain producer fees and other compensation. (See "Certain Transactions.")

Mr. Spelling has the right to terminate the Employment Agreement effective upon seven (7) days' written notice in the event that the Company materially breaches its obligations under the Employment Agreement or upon certain circumstances involving a change of control of the Company. If the agreement is terminated for any reason, Mr. Spelling may elect to continue to provide Executive Producer services on the Company's product as set forth in the agreement and the Company will pay him producer fees and other compensation as set forth therein. If Mr. Spelling terminates the Employment Agreement based on a material breach by the Company, Mr. Spelling has the right to cease providing services and receive a lump sum payment equal to the present value of his base salary for the remainder of the term, as well as Executive Producer fees and other compensation payable in accordance with a formula provided in his Employment Agreement, and the year-end bonuses. In addition, Mr. Spelling was also granted 75,000 stock options. In the event the Company is sold or taken private (as defined in his agreement), any outstanding and unvested stock options he holds will become immediately exercisable.

The Company has a three-year employment agreement with Peter H. Bachmann, dated as of January 1, 1997, wherein he is employed as President of the Company and received an annual salary of $675,000 during the first year of the term. Pursuant thereto, his salary increased to $725,000 on January 1, 1998 and increased to $795,000 on January 1, 1999. Further, he is eligible to receive incentive compensation, targeted at 50% of his annual salary, based on the Company's performance and his individual performance. Mr. Bachmann is also entitled to receive an annual grant of not less than 125,000 stock options. Under certain circumstances, including a change of control, sale, liquidation or other disposition of the Company or if the Company engages in a "going private" transaction (as defined in his agreement), Mr. Bachmann's outstanding stock options will become vested and fully exercisable. In the event Mr. Bachmann is terminated without cause or he terminates the agreement for good reason, he is entitled to receive his base salary, bonus and certain other compensation for the balance of the employment term, subject to mitigation after the first 18 months, and all outstanding and vested stock options as of the end of the employment term shall remain exercisable for six months following the date of termination (but not beyond the expiration date of such stock options.)

The Company has a two-year employment agreement with Ross G. Landsbaum, dated as of July 20, 1998. Pursuant to such agreement, Mr. Landsbaum is employed as Senior Vice President - Chief Financial Officer of the Company at an annual salary of $265,000 during the first year of the agreement and $285,000 during the second year of the agreement. Further, he is eligible to receive incentive compensation targeted at 40% of his base salary.

The Company has an employment agreement with James Miller, dated as of January 6, 1997, as amended as of June 30, 1998, which terminates on September 30, 2000. Pursuant to such agreement, Mr. Miller is employed as Vice President and Controller of the Company at an annual salary of $200,000 from October 1, 1998 to September 30, 1999 and $215,000 from October 1, 1999 to September 30, 2000. Mr. Miller is also entitled to receive a bonus at the Company's discretion. Pursuant to Mr. Miller's employment agreement, he was granted 20,000 stock options vesting 25% each year.

The Company has an employment agreement with Sally Suchil which terminates on January 4, 2000. Pursuant to such agreement, Ms. Suchil is employed as Senior Vice President - General Counsel, Secretary and Administration of the Company at an annual salary of $305,000 during the first year of the agreement, which increased to $325,000 on January 1, 1999. Ms. Suchil is also eligible to receive incentive compensation targeted at 30% of her base annual salary.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors at December 31, 1998 consisted of Philippe P. Dauman, William M. Haber (Chairman) and John L. Muething. The Compensation Committee's functions include reviewing and recommending compensation arrangements for executive officers (including the Named Officers) of the Company and administering the Company's stock option plans, including determining eligibility, the number of shares to be granted and the terms of such grants. Mr. Dauman recuses himself from all matters relating to stock option grants to directors and executive officers of the Company who are subject to the provisions of Section 16 of the Securities Exchange Act of 1934. Such matters are administered solely by the non-employee directors who are members of the Compensation Committee.

    GENERAL

The Company's executive compensation policies relating to executive officers have been designed to provide a total compensation program that will attract, retain and motivate superior executive personnel while integrating such compensation with Company performance and shareholder interests. The Company's compensation program for executive officers has three principal components: annual base salary, annual incentive bonuses and stock option grants. Under this program, a portion of an executive's compensation, in both the short term and the long term, is linked to the Company's performance. In addition, each of the Company's employees including its executive officers is permitted, when eligible, to participate in the Company's 401(k) Savings Plan by making voluntary contributions to his or her account. The Company contributes to individual employee accounts based upon the amount of the employee's contributions. In addition, at the Company's discretion, the Company may annually make a discretionary contribution based on a profit-sharing component of the plan in such amount as may be determined, from time to time, by the Board of Directors, of the total compensation (subject to a maximum of $160,000 of such compensation) paid to participants in such plan, which amount is distributed ratably to participants' individual accounts based on the participants' base salaries.

    BASE SALARY

Annual salaries are established after a review of industry, peer group and national surveys of total compensation packages, as well as evaluation of the individual executive's past and expected future performance. Annual salary levels are generally targeted to, and in 1998 corresponded to, the range of salaries paid to executives with comparable qualifications, experience and responsibilities at other similarly situated companies in the entertainment industry. In establishing salary levels against such range, the competitiveness of the executive's entire compensation package is considered. Executive officers are generally employed pursuant to employment agreements which fix their base salary.

    ANNUAL INCENTIVE BONUSES

Eligible employees, including executive officers and the Named Officers, are eligible to receive annual incentive bonuses. In approving such bonuses, consideration is given to the operating results of the Company as a whole, the performance of the individual executive's division and the contributions made by the individual during the course of the year. The evaluation is conducted from a more generalized consideration of each of the three factors with a view towards rewarding outstanding performance and incentivizing executives to contribute to the overall success of their operating division and the Company as a whole. Incentive bonuses were paid to executive officers in February 1999 in respect of services performed in 1998.

    STOCK OPTIONS

Stock options represent an important part of the Company's compensation program. The Committee believes that the Company's shareholders' interests are well served by aligning the interests of the Company's executive officers (including the Named Officers) with those of the shareholders through the grant of stock options. Options under the Company's 1994 Stock Option Plan have been granted at exercise prices equal to the fair market value of the Common Stock on the date of the grant, and will only have value if the Company's stock price increases. Options granted subsequent to July 1993 generally become exercisable at the rate of 25% per year and executives generally must be employed for the options to vest. In this manner, the options provide an incentive for the growth of shareholder value over the long-term since the full benefit of the options can only be realized if the price of the Company's stock appreciates over time. The Compensation Committee believes that these features provide the optionee with substantial incentives to maximize the Company's long-term success. Grants of stock options generally are based upon the executive's position within the Company and an evaluation of the executive's past and expected future performance.

    COMPENSATION OF THE PRESIDENT

From September 1994 through May 1997, Peter H. Bachmann was the Executive Vice President, Office of the President of the Company. Mr. Bachmann was elected President of the Company in May 1997.

Mr. Bachmann received an annual salary of $725,000 during 1998 pursuant to the terms of his employment agreement with the Company. Mr. Bachmann's compensation as set forth in such agreement (dated as of January 1, 1997) reflects the Board of Directors' assessment of the base compensation level which would be necessary to attract and retain experienced executives in the entertainment industry who had the requisite qualifications to manage a business enterprise of the Company's size and complexity. (See "Employment Contracts.")

The employment contract provides that Mr. Bachmann is entitled to receive target bonus compensation of 50% of his annual base salary based upon his individual performance and the performance of the Company. Mr. Bachmann received a bonus of $500,000 in respect of services performed in 1998. During 1998 the Company entered into a number of significant transactions including a video distribution licensing transaction with Artisan Home Entertainment Inc., the sale of Westwood Studios and certain other assets of Virgin Interactive Entertainment, Inc. ("VIE") (a subsidiary of the Company) to Electronic Arts, the sale of the Company's cable/satellite channel TeleUNO to Sony Entertainment, and successfully launched several new television shows. In light of the foregoing and the importance which the Compensation Committee attaches to retaining Mr. Bachmann's services, it believes $500,000 to be appropriate bonus compensation for Mr. Bachmann.

In September 1998, the Compensation Committee granted Mr. Bachmann options to acquire 125,000 shares under the Company's 1994 Stock Option Plan. Such options are exercisable at $6.75 per share and vest in annual increments of 31,250 shares commencing January 1, 2000. Pursuant to his employment agreement, the Company shall make an annual grant of stock options to Mr.
Bachmann of no less than 125,000 shares.

    DEDUCTIBILITY OF EXECUTIVE COMPENSATION

The Omnibus Budget Reconciliation Act of 1993 added a provision to the Internal Revenue Code limiting to $1,000,000 the deductibility of compensation (including stock-based compensation, such as stock options) other than "performance-based" compensation paid to certain executives by public companies. The tax law change includes an exclusion for "performance-based" compensation, provided such compensation meets certain requirements, including outside director and shareholder approval of the performance goals. The Company will continue to consider the deductibility of compensation payments when establishing its compensation practices and programs.

The Compensation Committee continually evaluates the Company's compensation policies and procedures with respect to executives. Although the Compensation Committee believes that current compensation policies have been successful in aligning the financial interests of executive officers with those of the Company's shareholders and with Company performance, it continues to examine what modifications, if any, should be implemented to further link executive compensation with both individual and Company performance.


                                     The Compensation Committee
                                         Philippe P. Dauman
                                     William M. Haber (Chairman)
                                          John L. Muething




COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Dauman and Muething were elected members of the Company's Compensation Committee in November 1994 and Mr. Haber (Chairman) was elected in August 1997. Since November 1994, Mr. Dauman, an executive officer and Director of Viacom, has served as a member of the Company's Compensation Committee. For further information regarding certain relationships of Mr. Dauman see "Election of Directors" and "Report of the Compensation Committee on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the Common Stock of the Company beneficially owned by each director, each Named Officer in the Summary Compensation Table below, each person (or group) known to the Company to beneficially own more than five percent of the outstanding Common Stock, and the directors and executive officers as a group on December 31, 1998, is shown in the following table:

                                                         Number of Shares
        Name of Director, Executive Officer               of Common Stock         Percent
        or Shareholder                                  Beneficially Owned(l)     of Class
        -----------------------------------             ---------------------     --------
        Sumner M. Redstone.........................       75,041,881 (2)            80%
        Aaron Spelling.............................          917,250 (3)(4)           *
        Philippe P. Dauman.........................               -- (5)              *
        Thomas E. Dooley...........................               -- (5)              *
        William M. Haber...........................               --                  *
        John L. Muething...........................            2,000 (6)              *
        Peter H. Bachmann..........................          467,500 (7)              *
        Ross G. Landsbaum..........................           57,500 (7)              *
        James Miller...............................           13,750 (7)              *
        Sally Suchil...............................           71,250 (7)              *
        Viacom Inc.................................       75,041,881 (8)            80%
        All directors and executive officers
          as a group (10 persons)..................       76,571,131 (4)(7)         82%

-----------------------
*       Less than one percent of the class of securities

(1) Unless otherwise indicated, each holder named has sole voting and investment power with respect to the shares of Common Stock owned by such holder.
(2) Consists of shares of Common Stock indirectly owned by Viacom and attributed to Mr. Redstone. NAI owns approximately 67.2% of Viacom's Class A Common Stock and approximately 18.3% of Viacom's Class B Common Stock. Mr. Redstone is the controlling shareholder of NAI and is its Chairman of the Board, President and Chief Executive Officer.
(3)     Of this amount, 48,500 shares are held jointly with his wife.
(4) Includes 868,750 shares of Common Stock which may be acquired within 60 days of December 31, 1998 by Mr. Spelling upon exercise of stock options.
(5) Does not include any shares of Common Stock beneficially owned by Viacom.
(6)     Held jointly with his wife.
(7) Consists of shares of Common Stock which may be acquired within 60 days of December 31, 1998 upon exercise of stock options.
(8) Consists of shares of Common Stock indirectly owned by Viacom and attributed to Mr. Redstone.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

In this section, references to Blockbuster are to Blockbuster Entertainment Corporation ("BEC") and its subsidiaries for the period ending September 29, 1994 and to Blockbuster Entertainment Group ("BEG") and its subsidiaries thereafter. References in this section to Viacom are to Viacom Inc. and its subsidiaries.

On April 26, 1994, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Republic Pictures Corporation (now known as Republic Entertainment Inc.) ("Republic") and DE Acquisition Corporation, a wholly owned subsidiary of the Company ("Merger Sub"), Republic Pictures was merged with and into Merger Sub (the "Merger"), and Republic Pictures became a wholly owned subsidiary of the Company. At the time the Merger became effective (the "Effective Time"), each share of Republic's common stock outstanding immediately prior to the Effective Time was converted into the right to receive $13.00 in cash without interest (the "Cash Merger Consideration"). Options and warrants to acquire Republic common stock outstanding immediately prior to the Effective Time were converted into the right to receive, upon payment of the exercise price (as adjusted as set forth below), 1.6508 shares of Common Stock for each share of Republic common stock into which such option or warrant was exercisable immediately prior to the Effective Time. The exercise price of such options and warrants was adjusted by multiplying such exercise price by 0.6058.

Immediately prior to the Effective Time, Blockbuster owned 2,550,000 shares of Republic common stock and warrants to acquire an aggregate of 810,000 shares of Republic common stock at an exercise price of $11.50 per share, which shares and warrants, as a result of the Merger, were converted into the right to receive an aggregate of $33,150,000 and a warrant to acquire 1,337,148 shares of Common Stock, respectively. The exercise price for such warrant is $6.9667 per share. Subsequently, Blockbuster assigned the warrants to SEGI Holding Company, a subsidiary of Viacom. On February 11, 1998, Viacom exercised its right and acquired 1,337,148 shares of the Company.

On July 30, 1994, the Company and Blockbuster entered into an exchange agreement (the "Exchange Agreement") and consummated the transactions contemplated thereby (the "Acquisition"). Pursuant to the Exchange Agreement, Blockbuster delivered to the Company 8,686,984 ordinary shares (the "Ordinary Shares") of Virgin Interactive Entertainment Limited ("VIEL") and an option to acquire 550,000 Ordinary Shares of VIEL (collectively, the "VIE Interests") in exchange for 22,015,062 shares of the Company's Common Stock. Blockbuster had acquired a majority of the VIE Interests from third parties on July 29, 1994. As a result of the Acquisition, the Company acquired approximately 91% of VIEL's Ordinary Shares.

In connection with the Acquisition, the Company also entered into put- and call-option agreements with Blockbuster with respect to the Ordinary Shares of VIEL not owned by the Company. Under these agreements, the Company could acquire, or be required by Blockbuster to purchase, these shares from Blockbuster at an agreed-upon price. At the option of the Company, such purchase price could be paid to Blockbuster in cash or shares of the Company's Common Stock. On June 8, 1995, Blockbuster acquired the remaining Ordinary Shares of VIEL not owned by the Company for approximately $22,973,000 plus other costs associated with the transaction. Viacom and the Company had executed amendments to extend the put- and call-option agreements through December 31, 1998. As a result of the Company's disposal of VIEL in 1998, these agreements expired.

In November 1998, the Company completed the sale of all non-U.S. operations of VIEL to an investor group, which included the former Managing Director of VIE-UK.

In January 1994, the Company entered into a three-year credit agreement with Blockbuster. As a result of the merger of Blockbuster with and into Viacom, Viacom succeeded to Blockbuster's position under the credit agreement (the "Viacom Facility"). This agreement was amended and restated in January 1995 to reflect certain amendments to the facility which were effective as of December 7, 1994, including a $25,000,000 increase in the amount available under the facility. In November 1995, the Viacom Facility was again amended to provide a

$40,000,000 increase in the amount available. The Viacom Facility, as amended, provides for (i) a term loan of $100,000,000 which funded the Company's merger with Republic, a wholly owned subsidiary of the Company and (ii) a revolving credit facility of $140,000,000 to fund the Company's working capital and other requirements. On September 30, 1996, the Company and Viacom executed a credit agreement (the "Viacom Credit Agreement"), which replaced the Viacom Facility. The Viacom Credit Agreement provides for (i) a term loan of $200,000,000 and
(ii) a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Credit Agreement, as amended, mature on December 31, 2000. Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.2375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective October 1, 1998, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread (currently 0.75%) or at Citibank N.A.'s base rate. The spread is based on a sliding scale with regard to the Company's leverage ratio, as defined. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries, and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. Borrowings under the Viacom Credit Agreement may be accelerated in the event of a change in control of the Company, as defined in the Viacom Credit Agreement.

On December 23, 1993, a wholly owned subsidiary of VIEL established a multi-currency credit agreement with a bank in the U.S. (the "Credit Agreement"). The Credit Agreement initially provided for maximum borrowings of $15,000,000, subject to a borrowing base test. Following the Acquisition, the amount of borrowings allowable under the Credit Agreement was increased to $75,000,000, and the borrowing base test and other ratio tests were eliminated, based on the guarantee of all borrowings under the Credit Agreement by Viacom. During 1995, the borrowings allowable under the Credit Agreement were increased to $100,000,000 and in 1996, the term was extended to March 31, 1998. On February 23, 1998, the term was extended to September 30, 1998. On September 8, 1998, total borrowings under the Credit Agreement were repaid and the Credit Agreement was terminated.

A wholly owned subsidiary of VIEL maintains a credit facility in the amount of 10,000,000 pounds sterling with a bank in the United Kingdom (the "UK Facility"). The UK Facility initially expired on April 30, 1997, but was renegotiated on terms more favorable to the subsidiary. The renegotiated UK Facility, which expired on December 31, 1997, was extended to June 30, 1998 and was guaranteed by Viacom and the Company. On November 10, 1998, total borrowings under the UK Facility were repaid and the UK Facility was terminated. The Company also provides a rent guarantee for this subsidiary which expires in 2005.

During the fiscal year ended December 31, 1998, Blockbuster was charged by the Company approximately $1,184,000 for the purchase of prerecorded videocassettes in connection with Blockbuster's retailing business. At December 31, 1998, the Company had no receivable from BEG related to these sales. The Company believes that the terms of the sale of this product to Blockbuster were as favorable to the Company as could have been obtained from an unaffiliated party.

The Company participates in certain Viacom health and welfare benefit plans for its employees. In additon, the Company participates in Viacom insurance programs with respect to general business and workers' compensation coverage, including coverage with respect to the Company's productions. The Company was charged approximately $2,672,000 during 1998 under these insurance programs. The Company believes that such amount is at least as favorable as the Company could have obtained from an outside third party for such insurance coverage. As of December 31, 1998, the Company has a net payable to Viacom of $3,495,000, with respect to these and other expenses.

Spelling Television Inc. ("Spelling Television") has an agreement with Tori Spelling, Aaron Spelling's daughter, wherein Spelling Television is granted the exclusive right and property in and to Ms. Spelling's television series services as an actress in regard to the production of "Beverly Hills, 90210" for a period dating from September 26, 1990. Spelling Television has recently extended the term of the agreement for Ms. Spelling's services for a tenth season of the series. Ms. Spelling is compensated: per program; for television re-runs, theatrical re-runs, foreign telecasting and supplemental markets; for a portion of the net profits derived from certain merchandising activities; and if Ms. Spelling renders services for commercial announcements. Spelling Television guarantees to employ and compensate or compensate Ms. Spelling for all episodes produced in a season, but in no event for less than 26 episodes for the 1998/1999 season and no less than 26 episodes for the 1999/2000 season. In fiscal year 1998, Ms. Spelling received $3,111,000 pursuant to such agreement.

Spelling Television has an agreement dated as of September 24, 1996 with Randy Spelling, Aaron Spelling's son, wherein Spelling Television is granted the exclusive right to Randy Spelling's services as an actor in regard to the production of "Sunset Beach," with options to extend the agreement. Pursuant to such agreement, Randy Spelling is compensated: per episode (with a minimum number of episodes per week); for a portion of the net profits derived from certain merchandising activities; as well as for certain other required payments. Spelling Television guarantees to employ and compensate or compensate Randy Spelling for any episode for which Spelling Television has granted him compensation. In fiscal year 1998, Randy Spelling received $260,000 pursuant to such agreement.

Spelling Television has an agreement with Aaron Spelling whereby he is entitled to receive producer fees and other compensation on a per episode or per hour basis on the product produced by Spelling Television, including series, mini-series and movies for television, and for certain theatrical films. Pursuant to such agreement, in fiscal year 1998, Mr. Spelling was paid $7,207,000 in producers fees and other compensation by Spelling Television. The Company believes that the amount of fees paid to Mr. Spelling are equal to or less than fees paid to unaffiliated producers of comparable stature.

The Company licensed certain entertainment product to certain television stations owned by Viacom. License agreements with the television stations consist of a cash or barter component. Revenue from cash contracts was $1,453,000 and the Company has a receivable due from Viacom of $2,816,000 at December 31, 1998. The Company realized approximately $194,000 in revenue from third-party advertisers with respect to the sale of advertising time received under the barter contracts. The Company also licensed certain entertainment product to United Paramount Network, Comedy Central and Nickelodeon U.K., in which Viacom has equity interests. Revenue from such sales were $27,767,000 for the year ended December 31, 1998 and receivables with respect to such sales were $6,545,000 at December 31, 1998.

The Company has entered into an agreement with Comedy Partners, in which Viacom has an equity interest, to perform certain licensing and merchandising activities on its behalf for "South Park" in exchange for a fee. During 1998, revenues resulting from this agreement were approximately $10,383,000. Pursuant to such arrangement, the Company has a net payable to Comedy Partners of $1,175,000 as of December 31, 1998.

In November 1997, the Company entered into an agreement with Famous Music Corporation and Ensign Music Corporation (collectively referred to as "Famous Music"), subsidiaries of Paramount, with respect to administration on behalf of the Company of all musical compositions, musical cues, music scores and other musical works owned in whole or in part by the Company or acquired by the Company between January 1, 1998 and December 31, 2001 (the "License Term"). This agreement provides for the Company to receive a non-returnable, recoupable advance. If Famous Music does not recoup its advance prior to the expiration of the License Term, the term of the agreement can be automatically extended for up to two one-year terms. Pursuant to such agreement, the Company recognized revenue in the amount of $9,054,000 in 1998 and had a receivable in the amount of $2,833,000 due from Famous Music.

Republic entered into an agreement with a subsidiary of BEG for the acquisition and distribution of the film "Open Season." As of December 31, 1998, a net payable of $699,000 is due to BEG in connection with this agreement.

The Company entered into agreements with Paramount with respect to the domestic distribution of two of the Company's feature film releases "Night Falls on Manhattan" and "Stephen King's Thinner," in the theatrical, non-theatrical and pay television markets. Pursuant to such arrangement, the Company recognized revenue in the amount of $127,000 from "Stephen King's Thinner" and $4,234,000 from "Night Falls on Manhattan" in 1998 and incurred distribution fees to Paramount in the amount of $25,000 for the release of "Stephen King's Thinner" and $817,000 for "Night Falls on Manhattan" in 1998. At December 31, 1998, the Company had a receivable of $82,000 due from Paramount for "Stephen King's Thinner" and $350,000 due from Paramount for "Night Falls on Manhattan." Additionally, the Company engaged Paramount to perform the theatrical distribution in selected international territories for two additional feature films, "Breakdown" and "In & Out," in which the Company owns the international distribution rights. Pursuant to this arrangement, in 1998 the Company recognized revenue in the amount of $5,486,000 from "In & Out" and $1,457,000 from "Breakdown" and incurred distribution fees to Paramount in the amount of $823,000 for the release of "In & Out" and $245,000 for the release of "Breakdown." At December 31, 1998, the Company had a receivable of $66,000 due from Paramount for "In & Out" and $2,000 due from Paramount for "Breakdown."

In August 1997, the Company licensed the distribution rights to its 1997 home video rental titles to Paramount Home Video. Under the terms of the agreement, Paramount Home Video has acquired the distribution rights to seven video rental titles from the Company including "Night Falls on Manhattan." In addition, during 1997 the Company engaged Paramount Home Video to distribute "In & Out" and "Breakdown" in certain foreign territories. In January 1998, the Company exercised an option for Paramount Home Video to acquire the distribution rights to three remaining rental titles. Pursuant to such arrangement, the Company recognized revenue in the amount of $3,655,000 in 1998 and incurred distribution fees to Paramount in the amount of $393,000. At December 31, 1998, the Company had a receivable of $1,200,000 due from Paramount related to this agreement.

Viacom owns approximately 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Directors of the Company approved an agreement dated November 12, 1997 between the Company and Viacom that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company will remain in the same tax position as it would have if it were continuing to file its tax returns separate and apart from Viacom; as a result, the Company does not anticipate any material impact to its financial condition or results of operations.

On March 19, 1999, Viacom submitted a proposal to the Company's Board to acquire all outstanding shares of the Company not already held by Viacom (see "Business
- Introduction").

In the ordinary course of business, the Company has and expects to continue to do business with Viacom and its affiliates, including Blockbuster, Showtime, MTV Networks and Paramount. In each case the transaction is negotiated on an arms-length basis and the Company believes that the transaction is at least equal to the value that the Company could obtain from an outside third party.

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


(a)  Documents filed as part of this Report:

       1. Financial Statements are included in Part II, Item 8.

       2. Financial Statement Schedules:

          A. Selected Quarterly Financial Data is included in Note 12 to the Company's Consolidated Financial Statements

          B.  Schedules filed herewith for 1998, 1997 and 1996:

                                                                           PAGE

              II - Valuation and Qualifying Accounts                         47

              All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Consolidated Financial Statements or the notes thereto.

       3. Exhibits                                                           64

(b) Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPELLING ENTERTAINMENT GROUP INC.

Date:   March 31, 1999              By: /s/  Peter H. Bachmann
                                       -----------------------------------------
                                       Peter H. Bachmann
                                       President
                                       (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 1999             By:     /s/ Sumner M. Redstone
                                    --------------------------------------------
                                    Sumner M. Redstone
                                    Chairman of the Board

Date: March 31, 1999             By:     /s/ Aaron Spelling
                                    --------------------------------------------
                                    Aaron Spelling
                                    Vice Chairman of the Board

Date: March 31, 1999             By:     /s/ Ross G. Landsbaum
                                    --------------------------------------------
                                    Ross G. Landsbaum
                                    Senior Vice President - Chief Financial
                                    Officer (Principal Financial Officer)

Date: March 31, 1999             By:     /s/ James Miller
                                    --------------------------------------------
                                    James Miller
                                    Vice President and Controller
                                    (Principal Accounting Officer)

Date: March 31, 1999             By:     /s/ Philippe P. Dauman
                                    --------------------------------------------
                                    Philippe P. Dauman
                                    Director

Date: March 31, 1999             By:     /s/ Thomas E. Dooley
                                    --------------------------------------------
                                    Thomas E. Dooley
                                    Director

Date: March 29, 1999             By:     /s/  William M. Haber
                                    --------------------------------------------
                                    William M. Haber
                                    Director

Date: March 28, 1999             By:     /s/ John L. Muething
                                    --------------------------------------------
                                      John L. Muething
                                      Director

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

10.5 Amendment No. 1 to the Credit Agreement dated as of December 31, 1996, by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc. (incorporated by reference to Exhibit 10.5 to Registrant's
        Form 10-K for fiscal year ended December 31, 1996).

10.6 Amendment No. 2 to the Credit Agreement dated as of December 31, 1997 by and among the Registrant, certain subsidiaries of the Registrant and Viacom Inc. (incorporated by reference to Exhibit 10.6 to Registrant's
        Form 10-K for fiscal year ended December 31, 1997).

10.7 Amendment No. 3 to the Credit Agreement dated as of December 31, 1998 by and among the Registrant , certain subsidiaries of the Registrant and Viacom Inc.

10.8 Amended and Restated Agreement and Plan of Merger dated May 22, 1992, by and among the Registrant, SEI Acquisition Corp. and Spelling
        Entertainment Inc. (incorporated by reference to Spelling Entertainment
        Inc.'s Notice of Annual Meeting and Proxy Statement dated June 24,
        1992).

10.9    Stock Purchase Agreement dated as of March 7, 1993, among Blockbuster
        Entertainment Corporation, BPH Subsidiary Inc., American Financial
        Corporation and certain subsidiaries of American Financial Corporation
        (includes insurance-type indemnity reference in Note 9 to the Registrant's consolidated financial statements) (incorporated by reference to Exhibit 28.1 to Blockbuster Entertainment Corporation's
        Current Report on Form 8-K dated March 7, 1993).

                        SPELLING ENTERTAINMENT GROUP INC.

                                INDEX TO EXHIBITS

NUMBER    EXHIBIT DESCRIPTION
------    -------------------
10.10   Agreement and Plan of Merger dated December 8, 1993, by and among the
        Registrant, DE Acquisition Corporation and Republic Pictures Corporation
        (incorporated by reference to Exhibit 99.1 to the Registrant's Current
        Report on Form 8-K dated December 8, 1993).

10.11   Tax Agreement dated November 12, 1997, by and among the Registrant and
        Viacom Inc. (incorporated by reference to Exhibit 10.26 to Registrant's
        Form 10-K for fiscal year ended December 31, 1997).

10.12 Registrant's Stock Option Plan and Amendment Nos. One through Five thereto (incorporated by reference to Exhibit 4.03 to the Registrant's
        Registration Statement No. 33-61914 on Form S-8).

10.13   Registrant's 1987 Stock Option Plan, as amended and restated
        (incorporated by reference to Exhibit 99.1 to the Registrant's
        Post-Effective Amendment No. 1 to the Registration Statement No.
        33-61914 on Form S-8 dated February 26, 1998).

10.14   Registrant's 1994 Stock Option Plan (incorporated by reference to Annex
        A to Registrant's Notice of Annual Meeting and Proxy Statement dated
        April 27, 1994).

10.15   Registrant's 1994 Stock Option Plan, as amended and restated
        (incorporated by reference to Exhibit 99.1 to the Registrant's
        Post-Effective Amendment No. 1 to the Registration Statement No.
        33-53951 on Form S-8 dated February 26, 1998).

10.16   Amended and Restated Employment Agreement dated March 1, 1998, between
        Registrant and Aaron Spelling (incorporated by reference to Exhibit
        10.31 to Registrant's Form 10-K for fiscal year ended December 31,
        1997).

10.17   Employment Agreement dated as of January 1, 1997, between Registrant and
        Peter H. Bachmann (incorporated by reference to Exhibit 10.1 to
        Registrant's Form 10-Q for quarterly period ended September 30, 1997).

10.18   Employment Agreement dated as of January 1, 1995, between Registrant and
        Sally Suchil (incorporated by reference to Exhibit 10.25 to Registrant's
        Form 10-K for fiscal year ended December 31, 1995) and Amendment to Employment Agreement dated as of December 12, 1997, (incorporated by reference to Exhibit 10.34 to Registrant's Form 10-K for fiscal year ended December 31, 1997).

10.19   Employment Agreement dated as of January 6, 1997, between Registrant and
        James Miller (incorporated by reference to Exhibit 10.27 to Registrant's
        Form 10-K for fiscal year ended December 31, 1996) and Amendment to Employment Agreement dated as of June 30, 1998.

10.20   Employment Agreement dated as of July 20, 1998, between Registrant and
        Ross G. Landsbaum (incorporated by reference to Exhibit 10.1 to
        Registrant's Form 10-Q for the quarterly period ended September 20,
        1998).

11      Computation of net income (loss) per common share.

21      Subsidiaries of the Registrant.

                        SPELLING ENTERTAINMENT GROUP INC.

                                INDEX TO EXHIBITS

NUMBER  EXHIBIT DESCRIPTION
------  -------------------

23.1    Consent of PriceWaterhouseCoopers LLP.

27      Financial Data Schedule.