Form 10-Q
period 1999-03-31
SPELLING ENTERTAINMENT GROUP INC
filed 1999-05-18
CIK 312667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

     On May 13, 1999, the registrant had outstanding 93,297,901 shares of Common Stock, $.001 par value.

                        SPELLING ENTERTAINMENT GROUP INC.



                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets --
   March 31, 1999 and December 31, 1998 (Unaudited)                           3

Condensed Consolidated Statements of Operations --
   Three Months Ended  March 31, 1999 and 1998 (Unaudited)                    4

Condensed Consolidated Statements of Cash Flows --
   Three Months Ended March 31, 1999 and 1998 (Unaudited)                     5

Notes to Unaudited Condensed Consolidated Financial Statements                6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                  14


ITEM 3. QUANTITATIVE AND QUALITATIVE
        DISCLOSURES ABOUT MARKET RISK                                        23


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     24

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          March 31,       December 31,
                                                            1999             1998
                                                          ---------       ------------
          ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                 $   4,199         $   7,086
Accounts receivable, net                                    127,596           127,473
Entertainment product, net                                  228,588           252,600
Other current assets                                          3,607             4,256
                                                          ---------         ---------
                   TOTAL CURRENT ASSETS                     363,990           391,415

Accounts receivable, net                                     56,531            43,248
Entertainment product, net                                  145,533           145,556
Property and equipment, net                                  12,626            10,875
Intangible assets, net                                      180,463           181,835
Other non-current assets                                         20                20
                                                          ---------         ---------
                                                          $ 759,163         $ 772,949
                                                          =========         =========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, accrued expenses and
   other liabilities                                      $  40,532         $  52,389
Accrued participation expense                                80,934            78,252
Deferred revenue                                             18,888            29,990
Income and other taxes                                        5,881             5,940
                                                          ---------         ---------
     TOTAL CURRENT LIABILITIES                              146,235           166,571

Accrued participation expense                                44,649            41,572
Long-term debt payable to Viacom                            231,000           239,930
Deferred income and other taxes                              32,649            24,546
Net liabilities related to discontinued operations           28,260            29,123
                                                          ---------         ---------
                                                            482,793           501,742
                                                          ---------         ---------
Commitments and contingent liabilities

     SHAREHOLDERS' EQUITY
Preferred Stock                                                  --                --
Common Stock, $.001 par value,
   - 300,000,000 shares authorized
   - 93,165,554 and 92,995,756 shares issued and
       outstanding                                               93                93
Capital in excess of par value                              594,197           592,298
Accumulated deficit                                        (317,439)         (320,663)
Accumulated other comprehensive income                         (481)             (521)
                                                          ---------         ---------
     TOTAL SHAREHOLDERS' EQUITY                             276,370           271,207
                                                          ---------         ---------
                                                          $ 759,163         $ 772,949
                                                          =========         =========


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1999              1998
                                                  ---------         ---------
Revenue                                           $ 184,955         $ 167,425

Gain on sale of TeleUNO                                 543                --

Costs and expenses:
    Entertainment product costs                     155,763           123,970
    Selling, general and administrative              12,952            13,286
    Provision for closure of film division               --            20,000
                                                  ---------         ---------

Operating income                                     16,783            10,169

Interest income                                         232               443
Interest expense, net                                (4,512)           (5,444)
Other, net                                              (28)              (49)
                                                  ---------         ---------
Income from continuing operations
     before income taxes                             12,475             5,119
Provision for income taxes                            9,251             3,505
                                                  ---------         ---------

Net income                                        $   3,224         $   1,614
                                                  =========         =========

Weighted average number of common shares:
     Basic                                           93,028            91,740
     Diluted                                         93,217            92,723

Net income per common share:
     Basic                                        $    0.03         $    0.02
     Diluted                                      $    0.03         $    0.02


The accompanying notes are an integral part of these statements.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                1999               1998
                                                             ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   3,224         $   1,614
Adjustments to reconcile net income to cash flows
      from continuing operations:
      Depreciation and amortization                               2,545             2,349
      Provision for closure of film division                         --            20,000
      Amortization of entertainment product costs               130,891           103,683
      Additions to entertainment product costs                 (110,704)         (102,783)
      Gain on Sale of TeleUNO                                      (543)               --
      Increase in accounts receivable                           (13,406)          (24,210)
      (Decrease) increase in accounts payable, accrued
          expense, other liabilities and income taxes              (492)            2,842
      Increase in accrued participation expense                   6,181             8,369
      (Decrease) increase in deferred revenue                   (11,102)            6,793
      Other, net                                                  1,490              (538)
                                                              ---------         ---------
      Net cash provided by continuing operations                  8,084            18,119
      Net cash provided by discontinued operations                   --             7,331
                                                              ---------         ---------
                                                                  8,084            25,450
                                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                         (2,948)             (323)
Repayments by discontinued operations of VIE                         --             6,892
Changes in net liabilities related to
      discontinued operations                                      (863)             (940)
                                                              ---------         ---------
Net cash (used) provided by continuing operations                (3,811)            5,629
Net cash used by discontinued operations                             --              (221)
                                                              ---------         ---------
                                                                 (3,811)            5,408
                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities                               19,000            16,000
Repayments of credit facilities                                 (27,930)          (43,000)
Issuances of Common Stock                                         1,770             9,838
                                                              ---------         ---------
Net cash used by continuing operations                           (7,160)          (17,162)
Net cash used by discontinued operations                             --            (8,316)
                                                              ---------         ---------
                                                                 (7,160)          (25,478)
                                                              ---------         ---------
Net (decrease) increase in cash and cash
      equivalents                                                (2,887)            5,380

Cash and cash equivalents at beginning of
      period                                                      7,086            10,113
                                                              ---------         ---------

Cash and cash equivalents at end of period                    $   4,199         $  15,493
                                                              =========         =========
Cash and cash equivalents at end of period:
      Continuing operations                                   $   4,199         $   7,446
      Discontinued operations                                        --             8,047
                                                              ---------         ---------
                                                              $   4,199         $  15,493
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

2.   BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

As of March 31, 1999, Viacom Inc. ("Viacom") owned approximately 80% of the Company's common stock ("Common Stock"). On March 19, 1999, Viacom submitted a proposal to the Company's Board of Directors (the "Board") to acquire all outstanding shares of the Company not already held by Viacom. The Board formed a Special Committee of independent directors to review Viacom's proposal. The Special Committee has retained legal and financial advisors to assist in its review of the proposal. See Note 11 regarding a definitive merger agreement and the forthcoming commencement of a tender offer.

In February 1998, the Company announced its intention to exit the theatrical feature film business and close Spelling Films Inc. ("Spelling Films"), and in September 1998, the Company entered into a seven-year licensing agreement with Artisan Home Entertainment, Inc. ("Artisan") covering the domestic and Canadian home video and digital video disc ("DVD") distribution rights to approximately 3,000 titles in the Company's library resulting in the closure of its domestic home video distribution business. Accordingly, in 1998 the Company recorded charges of $20,000,000 and $3,995,000, respectively, to exit the theatrical feature film business and the domestic home video distribution business. As of March 31, 1999, the Company had a reserve relating to the shut-down of these business units of $2,071,000 which is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company recognized a gain of $7,030,000 from this transaction in the quarter ended June 30, 1998. In the first quarter of 1999, the Company recognized an additional gain of $543,000 relating to a contractual contingent payment received in connection with the sale of TeleUNO.

See Note 10 regarding the disposition of Virgin Interactive Entertainment Limited ("VIEL," together with its subsidiaries, "VIE").

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

Entertainment product, net, is comprised of the following:

                                                 March 31,          December 31,
                                                   1999                 1998
                                                 ---------          -----------
Entertainment product:
  Television
       Released                                  $ 228,439            $ 231,366
       In process and other                         34,832               43,560
                                                 ---------            ---------
                                                   263,271              274,926
                                                 ---------            ---------
  Theatrical
        Released                                   109,109              121,595
        In process and other                         1,741                1,635
                                                 ---------            ---------
                                                   110,850              123,230
                                                 ---------            ---------

Total                                              374,121              398,156
Less: non-current portion                         (145,533)            (145,556)
                                                 ---------            ---------
Current portion                                  $ 228,588            $ 252,600
                                                 =========            =========

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


4. DEBT

On September 30, 1996, the Company and Viacom executed a credit agreement (the "Viacom Credit Agreement"), which provides for (i) a term loan of $200,000,000 and (ii) a revolving credit facility of $155,000,000 to fund the Company's working capital and other requirements. All outstanding borrowings under the Viacom Credit Agreement mature on December 31, 2000.

Under the Viacom Credit Agreement, the Company pays an annual fee (currently 0.2375%) based on the unused portion of the facility, as well as certain facility and administration fees. Effective October 1, 1998, interest on all outstanding borrowings is payable, at the Company's option, at LIBOR plus a spread based on the Company's leverage ratio, as defined (currently 2.5%), or at Citibank N.A.'s base rate. The average interest rate at March 31, 1999 and December 31, 1998, on borrowings under the Viacom Credit Agreement, was 7.5% and 5.9%, respectively. Additional terms of the Viacom Credit Agreement require, among other items, a minimum amount of net worth, as defined. Borrowings under the Viacom Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and the entire amount outstanding under the Viacom Credit Agreement may be accelerated if Viacom's borrowings under its separate credit facilities were to be accelerated. At March 31, 1999, the carrying value of all of the Company's debt approximated fair value.

5.   SHAREHOLDERS' EQUITY

The following is a summary of the changes in the components of shareholders' equity:

                                                                                        Accumulated
                                                      Capital In                           Other
                                        Common        Excess of       Accumulated      Comprehensive
                                         Stock        Par Value         Deficit            Income            Total
                                        ------        ----------      -----------      -------------       ---------
Balance at December 31, 1998             $  93        $ 592,298        $(320,663)          $  (521)        $ 271,207
Exercise of options and warrants            --            1,770               --                --             1,770
Income tax benefit
  related to stock options                  --              129               --                --               129
Net income for the period                   --               --            3,224                --             3,224
Unrealized holding gain, net                --               --               --                11                11
Cumulative translation adjustment           --               --               --                29                29
                                         -----        ---------        ---------           -------         ---------
Balance at March 31, 1999                $  93        $ 594,197        $(317,439)          $  (481)        $ 276,370
                                         =====        =========        =========           =======         =========

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

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Total comprehensive income for the quarters ended March 31, 1999 and 1998 was $3,264,000 and $3,696,000, respectively. Total comprehensive income is comprised of net income and other comprehensive income items, including foreign currency translation adjustments and unrealized holding gains on securities.


6. INCOME TAXES

Income taxes have been provided in each period based on the Company's expected effective income tax rate.

As of March 31, 1999, Viacom owned approximately 80% of the outstanding shares of the Company and, therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Company and Viacom are party to an agreement that provides for the administration of federal, state and foreign tax matters (the "Tax Agreement"). Under the Tax Agreement, the Company remains in the same tax position as if it continued to file its tax returns separate and apart from Viacom. As a result, the Company does not anticipate any material impact to its consolidated financial condition or results of operations. Furthermore, the majority of the amount reported as income taxes represents amounts that are ultimately payable to or receivable from Viacom pursuant to the Tax Agreement. (See Note 11.)


7.   NET INCOME PER COMMON SHARE

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

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted income per common share:

                                                                 March 31,
                                                           1999            1998
                                                          ------          ------
Basic shares -- weighted average
   of common shares outstanding                           93,028          91,740
Additional shares assuming conversions
   of stock options and warrants                             189             983
                                                          ------          ------

Diluted shares                                            93,217          92,723
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

In March 1999, individual shareholders of the Company, including Crandon Capital Partners, Jim Giannone, Emil Gold, The Great Neck Capital Appreciation Investment Partnership, L.P., Richard D. Greenfield, Fred T. Isquith, Patty Lisa, Harold A. Meyerson and Suzanne P. Goodman, Gaile Pisnoy, and Muriel Winicki, in Delaware; and Howard Gunty Profit Sharing Plan and Deidra Graulich, in California, filed lawsuits in the Court of Chancery for the State of Delaware and in the Superior Court of the State of California against the Company and certain officers and directors of the Company with respect to Viacom's proposal to acquire all outstanding shares of the Company that it does not already own (the "Merger").

The lawsuits purport to be class actions on behalf of all persons who hold securities of the Company (except the defendants and their affiliates). The lawsuits make allegations as to various violations of fiduciary duty by the Company, its directors and Viacom including, among other things, that the per share price to be offered to the Company's public stockholders pursuant to the Merger is inadequate and that the Company failed to take adequate steps to determine and disclose the fair value of the Company's publicly held shares.

Plaintiffs seek injunctive relief, recission, damages, costs (including attorneys' and experts' fees) and other equitable relief. Settlement negotiations are currently being held. Regardless of the outcome of these negotiations, the Company believes such lawsuits will not have a material adverse effect on the Company's results of operations or financial condition.

9.   RELATED PARTY TRANSACTIONS

The Company was charged interest and fees by Viacom of $4,469,000 and $5,873,000 during the three months ended March 31, 1999 and 1998, respectively, in connection with the Viacom Credit Agreement. Included in accounts payable, accrued expenses and other liabilities is accrued interest payable to Viacom of $3,603,000 and $882,000 as of March 31, 1999 and December 31, 1998,
respectively. (See Note 4 regarding the Company's credit facilities with Viacom and Note 10 regarding Viacom's guarantees of the Company's credit agreements with banks.)

The Company participates in certain Viacom health and welfare benefit plans for its employees. In addition, the Company participates in Viacom insurance programs with respect to general business and workers' compensation coverage. Included in accounts payable, accrued expenses and other liabilities is a net payable to Viacom of $4,251,000 and $3,495,000 as of March 31, 1999 and December 31, 1998, respectively.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (000's omitted in all tables)
                                   (Continued)


During the three months ended March 31, 1999 and 1998, the Company sold home video product to several operating subsidiaries of Viacom International Inc., a subsidiary of Viacom. Additionally, the Company licensed certain entertainment product to the following parties in which Viacom has or had an ownership interest (i) United Paramount Network, Nickelodeon U.K. and Comedy Central, in which Viacom has equity interests and (ii) Showtime Networks Inc. ("Showtime"), a subsidiary of Viacom; (iii) MTV Networks, a division of a subsidiary of Viacom; and (iv) certain television stations owned by Viacom. For the three months ended March 31, 1999 and 1998, the net impact of these transactions was not material.

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


10.  DISCONTINUED OPERATIONS

On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE. On September 4, 1998, the Company completed the sale of the stock of Westwood Studios, Inc., a subsidiary of VIE, and certain development assets of VIE for $122,500,000 in cash. The proceeds of this transaction were used to pay down bank debt and other costs associated with the transaction. On November 10, 1998, the Company completed the sale of all non-U.S. operations of VIE, effectively completing the disposal of its interactive game business. The Company expects to shut-down the remaining VIE operations in 1999. Accordingly, the operations of VIE are reflected as discontinued.

During the year ended December 31, 1996, the Company provided for an estimated loss on disposal of VIE of approximately $139,501,000, which included a provision for future operating losses of approximately $56,000,000 and an impairment loss of $74,000,000 with respect to the carrying value of goodwill associated with that business. In the fourth quarter of 1997, the Company recorded an additional provision of $40,000,000, net of income taxes, for future operating losses and cash funding requirements projected for the remaining holding period through completion of the disposition. In 1998, the Company recorded an additional provision of $16,250,000, net of a $8,750,000 currently realizable income tax benefit, to provide for the remaining costs of shut-down. For the three months ended March 31, 1998, revenue of VIE was $33,319,000. The net operating loss of VIE was $19,306,000 for the same period. The net operating loss was provided for in the estimated loss on disposal as of December 31, 1997 and 1996 discussed above.

Included in net liabilities related to discontinued operations is a reserve related to discontinued operations of VIE of $28,773,000 and $28,673,000 as of March 31, 1999 and December 31, 1998, respectively.

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

Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders. Such consent had been given with respect to the Credit Agreement and the UK Facility.

               SPELLING ENTERTAINMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                         (000's omitted in all tables)
                                  (Continued)


11.  SUBSEQUENT EVENT

On May 17, 1999 Viacom and the Company announced that they have entered into a definitive merger agreement for the purchase by Viacom of the shares of Spelling Common Stock that it does not already own, approximately 20%, for $9.75 per share in cash. The Company's Board of Directors approved the merger agreement after approval by a Special Committee of independent directors, which was advised by separate legal and financial advisors. The merger agreement provides for the commencement of a tender offer by Viacom on May 21, 1999. Under the terms of the merger agreement, each Spelling share that is not purchased in the offer will be acquired by merger as soon as practical thereafter in a second-step merger, also for $9.75 per share.

                       SPELLING ENTERTAINMENT GROUP INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.

The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the related notes thereto. References to Notes refer to the notes to such statements.


RESULTS OF OPERATIONS

The results of operations for any period are significantly affected by the quantity and performance of the Company's entertainment product which is licensed or sold to, and available for exhibition by, licensees or customers in various media and territories; the number of series being produced by the Company during a given period; and the volume, public acceptance and production costs associated with the Company's new television product. Consequently, results of operations may vary significantly between periods, and the results of operations in any one period may not be indicative of results of operations in future periods. Due to the aforementioned factors and those discussed below, the Company's net income is generally negatively impacted in the fourth quarter each year.

The success of the Company's television programming business depends, in part, upon the successful network exhibition of its television series over a sufficient number of years to allow for off-network exhibition opportunities. During the initial years of a one-hour television series, domestic network and international license fees offset a substantial portion of the production costs of the series, and accordingly the Company normally recognizes a loss during this period. With respect to half-hour domestic network programming, the production costs can substantially exceed the combination of the domestic network and international license fees during the initial years and the Company normally recognizes larger losses during this period. However, if a sufficient number of episodes of a one-hour or half-hour series are produced, the Company is reasonably assured that it will also be able to sell the series in the domestic off-network market and have continued international sales, and the Company would then expect to be able to recoup its deficits and realize a profit with respect to these series.

First-run syndicated television series, which are sold on a cash basis, barter basis or a combination of both, typically do not generate sufficient revenue to cover the production and promotion costs of the programs during their initial years and such financial risk is borne exclusively by the Company. However, with strong ratings, a series may generate significant revenue which may be realized by the Company through its future cash license fees and barter arrangements.

The Company's business in general is affected by the public's acceptance of its product, which is unpredictable and subject to change, and by conditions within the entertainment industry, including, but not limited to, the quality and availability of creative talent and the negotiation and renewal of union contracts relating to writers, directors, actors, musicians and studio technicians and craftsmen, as well as any changes in the law and governmental regulations. On September 6, 1995, the Federal Communications Commission released an order repealing its rules which prohibited television networks from acquiring financial interests and syndication rights in television programming produced by program suppliers such as the Company. Accordingly, the networks are able to own the programming that they broadcast, and increasingly compete with the Company in the production and distribution of

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


programming. The Telecommunications Act of 1996 eliminated the restrictions on the number of television stations that one entity may own and increased the national audience reach limitation by one entity from 25% to 35%, which served to further increase the broadcast networks' and major studios' ability to secure distribution for their own product.


REVENUE

The following table sets forth the components of the Company's revenue for the three months ended March 31 (in thousands):

                                                      1999                1998
                                                    --------            --------
Television                                          $168,452            $148,803
Licensing and merchandising                            7,770               3,527
Non-television distribution                            7,102              13,538
Other                                                  1,631               1,557
                                                    --------            --------
                                                    $184,955            $167,425
                                                    ========            ========


Television revenue increased $19,649,000 (13%) in the three-month period ended March 31, 1999, from the comparable period in 1998. The increase in the 1999 period resulted primarily from (i) higher per episode network license fees for the Company's continuing series; (ii) increased hours of programming delivered to the networks; and (iii) improved performance of the Company's first-run syndication series, including "Judge Judy." These increases were partially offset by reduced revenue from the exploitation of the Company's library during the reporting period.

Licensing and merchandising revenue increased $4,243,000 (120%) in the three-month period ended March 31, 1999 compared to the same period in 1998. The increase is due primarily to increased revenues from third-party clients, particularly relating to merchandising and licensing agreements with Comedy Partners for the show "South Park." (See Note 9.)

Non-television distribution revenue represents revenue generated from the distribution of entertainment product in the home video and theatrical markets. Such revenue decreased $6,436,000 (48%) in the three-month period ended March 31, 1999 from the same period in 1998. This decrease is primarily due to the closure in February 1998 of Spelling Films and the Company's decision to exit the business of distributing home video titles in the domestic market.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Other revenue remained consistent in the three months ended March 31, 1999 compared to the same period in 1998.

Certain operations of the Company generate revenue denominated in foreign currencies and, as a result, fluctuations in foreign currency exchange rates may affect operating results. In particular, the Company generates revenue denominated in French francs and Canadian dollars, among others. The Company has no material transactions denominated in Asian currencies.

GAIN ON SALE OF TELEUNO

In April 1998, the Company sold TeleUNO, its Latin American entertainment channel. The Company recognized a gain of $7,030,000 in the quarter ended June 30, 1998, relating to the sale. In the first quarter of 1999, the Company recognized an additional gain of $543,000 relating to a contractual contingent payment received in connection with the sale of TeleUNO.

ENTERTAINMENT PRODUCT COSTS

Entertainment product costs consist primarily of the amortization of capitalized product costs and the accrual of third-party participations and residuals. Such costs increased $31,793,000 (26%) in the quarter ended March 31, 1999, from the comparable prior-year period. The increase resulted primarily from an increase in the percentage relationship between such costs and the related revenue to 84% from 74% for the three months ended March 31, 1999 and 1998, respectively. This percentage relationship is a function of (i) the mix of entertainment product generating the revenue in each period; (ii) changes in the projected profitability of individual entertainment product based on the Company's estimates of such product's ultimate revenue and costs; and (iii) the recognition of deficits associated with new television production.

Included in entertainment product costs above were write-downs to net realizable value with respect to television product of $7,416,000 and $4,348,000 in the quarters ended March 31, 1999 and 1998, respectively. The increase in the current period is primarily attributable to deficits associated with increased production levels for new television product. Also, write-downs to net realizable value of $3,023,000 and $4,503,000 were recorded in the quarters ended March 31, 1999 and 1998, respectively, related to theatrical and made-for-video feature films.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs decreased $334,000 (3%) in the quarter ended March 31, 1999 from the comparable prior-year period. The decrease is due primarily to the Company's exit from the home video and theatrical feature film businesses in 1998, offset by higher costs associated with the Company's year 2000 remediation efforts.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


PROVISION FOR CLOSURE OF FILM AND VIDEO DIVISIONS

In February 1998, the Company announced its intention to exit the theatrical feature film business and close Spelling Films Inc. ("Spelling Films"), and in September 1998, the Company entered into a seven-year licensing agreement with Artisan Home Entertainment, Inc. ("Artisan") covering the domestic and Canadian home video and DVD distribution rights to approximately 3,000 titles in the Company's library resulting in the closure of its domestic home video business. Accordingly, in 1998 the Company recorded charges of $20,000,000 and $3,995,000, respectively, to exit the theatrical feature film business and the domestic home video distribution business. As of March 31, 1999, the Company had a reserve relating to the shut-down of these business units of $2,071,000 which is included in accounts payable, accrued expenses and other liabilities in the accompanying balance sheet.

INTEREST EXPENSE

Interest expense decreased $932,000 (17%) in the three-month period ended March 31, 1999 from the comparable prior-year period due to (i) a decrease in the weighted average interest rate and (ii) lower average indebtedness outstanding under the Company's credit arrangements.

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


PROVISION FOR INCOME TAXES

For the three months ended March 31, 1999, the Company's provision for income taxes increased $5,746,000 to a provision of $9,251,000 in 1999 as compared to a provision of $3,505,000 in 1998, largely as a result of an increase in the effective tax rate. The effective tax rate increased to 74% in 1999 from 68% in 1998, largely as a result of changes in the relationship between revenue and expenses comprising income from continuing operations before income taxes.

As of March 31, 1999, Viacom owned approximately 80% of the outstanding shares of the Company. Therefore, the Company is required to be included in the consolidated federal income tax return of Viacom. The Company and Viacom are party to an agreement that provides for the administration of federal, state and foreign tax matters. Under the Tax Agreement, the Company remains in the same tax position as if it continued to file its tax returns separate and apart from Viacom. As a result, the Company does not anticipate any material impact to its consolidated financial condition or results of operations. Furthermore, the majority of the amount reported as income taxes represents amounts that are ultimately payable to or receivable from Viacom pursuant to the Tax Agreement.

DISCONTINUED OPERATIONS

The financial position of the discontinued operations of VIE and Charter are included in the balance sheets under the caption "Net Liabilities Related To Discontinued Operations" as of March 31, 1999 and December 31, 1998. On February 20, 1997, the Company announced its intention to dispose of its interactive game business, VIE. On September 4, 1998, the Company completed the sale of the stock of Westwood Studios, Inc., a subsidiary of VIE, and certain development assets of VIE for $122,500,000 in cash. The proceeds of this transaction were used to pay down bank debt and other costs associated with the transaction. On November 10, 1998, the Company completed the sale of all non-U.S. operations of VIE, effectively completing the disposal of its interactive game business. The Company expects to shut-down the remaining VIE operations in 1999.

FINANCIAL CONDITION

The Company's continuing operations require significant capital resources for the production of entertainment product and the acquisition of distribution or other rights to entertainment product produced by third parties. The Company's expenditures in this regard totaled $110,704,000 and $102,783,000 in the three months ended March 31, 1999 and 1998, respectively.

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

                        SPELLING ENTERTAINMENT GROUP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Company believes that its financial condition remains strong and that it has the financial resources necessary to meet its anticipated capital requirements. The Company expects to have sufficient resources available from the cash provided by operating activities and funds available under its credit facility and other financing sources to meet its ongoing plans for the production, acquisition and distribution of entertainment product and to take advantage of internal and external development and growth opportunities. (See Note 4 regarding certain acceleration provisions of the Viacom Facility.)

Net cash flow from operating activities of the Company's continuing operations decreased to $8,084,000 for the three months ended March 31, 1999 from $18,119,000 for the comparable prior-year period primarily due to increased entertainment product costs. Net cash flow from investing activities of the Company's continuing operations decreased to $(3,811,000) from $5,629,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in the 1999 period is primarily due to the wind-down of business activity of VIE, as well as increased expenditures in conjunction with the Company's year 2000 remediation efforts. Financing activities principally reflect borrowings and repayments under the Viacom Credit Agreement in both periods, and the exercise of warrants by Viacom in the first quarter of 1998. At March 31, 1999, $124,000,000 was available under the Credit Agreement to fund the Company's operations and investments. (See Note 4.)

As of March 31, 1999, Viacom owns approximately 80% of the Company's common stock. Pursuant to the separate credit facilities under which Viacom is a borrower, certain subsidiaries of Viacom, including the Company, are restricted from incurring indebtedness (other than indebtedness owing to Viacom) without the prior consent of Viacom's lenders.

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

- The applications cover the software systems resident on mid-range, network and desktop computers. The Company defines an application as a collection of programs directly related to a common system. For example, a financial application can include all the general ledger and accounts receivable software code used to process information throughout an operating segment. In addition, the Company's applications have been segregated into critical and non-critical applications. Critical applications are software systems which, if not operational, would have a material impact on business operations.

- Infrastructure includes the computers, data and voice communications networks, and other equipment which use embedded chip processors (e.g., film projectors, tape duplication equipment, inventory movement systems, etc.).

- The business partners include third-party vendors, customers and public entities whose systems may interface with the Company or whose own operations are important to the Company's daily operations.

These three areas have been addressed using a five-phase program: inventory, assessment, remediation, testing and contingency planning.

- Phase 1 inventories the respective applications, hardware and business partners.

- Phase 2 involves assessing the Y2K effects concerning each application, hardware systems or business partner relationship; and subsequently determining the risk to operations and assigning priorities.

- Phase 3 establishes and implements specific plans for the remediation of applications and hardware systems and for the determination of business partners' compliance.

- Phase 4 tests each application and hardware system and reviews business partners' compliance under the plans established in Phase 3, to ensure that Y2K issues no longer exist.

- Phase 5 covers the development of contingency plans in the event internal or external systems are not compliant.

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

STATE OF READINESS

The Company's Y2K progress as of April 30, 1999 is as follows:

APPLICATIONS

The inventory and assessment phases for the Company have been completed. The critical applications for accounting, rights management and payroll have been remediated. All critical milestones have been met. The critical applications for domestic and non-domestic banking operations have been remediated and testing is currently scheduled to be completed in the second quarter.

INFRASTRUCTURE

The inventory and assessment phases for computer systems have been completed. The inventory and assessment of the remaining non-computer domestic systems (e.g., telecommunications equipment) will be completed by the second quarter of 1999. The remediation and testing of all critical equipment is more than 90% complete and is expected to be completed in the third quarter of 1999.

BUSINESS PARTNERS

During the course of business operations, the Company relies on third-party business partners to provide goods and services to the Company, and to distribute and to sell the Company's products. These business partners also include public utilities, governmental agencies and financial institutions. The disruption of receiving goods or services, or distributing and selling the Company's products could adversely affect the financial condition of the Company. Although the Company has little or no control over the remediation and testing of these third-party systems, the Company is taking action in an effort to determine the level of Y2K compliance at each third-party operation. These actions may include, but are not limited to, requesting written confirmation of a business or business system's Y2K compliance; directly meeting with a business' management; and, performing additional independent tests. Subsequent to the Company's review of third-party Y2K compliance, management is determining the need for contingency plans.

The Company has completed approximately 90% of the inventory and assessment phases of business partners and expects to be completed by the end of the second quarter of 1999. The determination of third-party Y2K compliance will continue through the end of the year.

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

COSTS

Y2K costs have been expensed as incurred, except those directly related to the replacement of non-compliant systems which have been capitalized. As of March 31, 1999, the Company had incurred costs of approximately $1,857,000 of which $959,000 has been capitalized. The estimated additional costs to complete the Y2K program are currently expected to approximate $1,031,000 of which approximately $175,000 is expected to be capitalized. Based on these amounts, the Company does not expect the costs of its Y2K program to have a material effect on its results of operations, financial position or liquidity.

RISKS

The Company's goal is to achieve timely and substantial Y2K compliance, with remediation work assigned based upon how critical each system is to the Company's business. In addition, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Y2K problem. Due to the general uncertainty inherent in the Y2K problem resulting in part from the uncertainty of compliance by the Company's principal business partners and third-party providers, the Company is unable to determine at this time what the consequences of Y2K may be. The Company will continue to devote the necessary resources to complete its Y2K program and contingency plans and believes that the completion of its Y2K program and contingency plans should significantly mitigate operational and financial risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         Not applicable.

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



                                         SPELLING ENTERTAINMENT GROUP INC.


May 17, 1999                             By: /s/ Peter H. Bachmann
                                             -----------------------------------
                                             Peter H. Bachmann
                                             President
                                             (Principal Executive Officer)



                                         By: /s/ Ross G. Landsbaum
                                             -----------------------------------
                                             Ross G. Landsbaum
                                             Senior Vice President --
                                             Chief Financial Offer
                                             (Principal Financial Officer)